Form 10KSB
period 2006-12-31
Pantheon China Acquisition Corp.
filed 2007-04-02
CIK 1367209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the fiscal year ended: December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from ______________to ______________

Commission File Number 000-51200

Pantheon China Acquisition Corp.
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-4665079 (Small Business Issuer I.R.S. Employer I.D. Number)

3106B, Office Tower A, Beijing Fortune, Plaza 7 Dongsanhuan Zhonglu, Chaoyang District, Beijing, China (Address of principal executive offices)	100020 (zip code)

86-10-85322720
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No o

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

As of March 23, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $31,337,000.

As of March 23, 2007, there were 7,000,000 shares of Common Stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: The information contained in the registrant’s prospectus dated December 14, 2006, and filed on December 15, 2006 pursuant to Rule 424(b)(3) (SEC File No. 333-136590) is incorporated into certain portions of Parts I, II and III as specified herein.

Transitional Small Business Disclosure Format (check one): Yes ☐  No x

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Pantheon China Acquisition Corp. is a blank check company formed on April 10, 2006 for the purpose of acquiring, through a stock exchange, asset acquisition or other similar business combination, or control, through contractual arrangements, an operating business that has its principal operations located in the People’s Republic of China. Our efforts in identifying a prospective target business will not be limited to a particular industry.

On December 20, 2006, we consummated our initial public offering of 5,750,000 units, including 750,000 subject to an over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $34,500,000. Simultaneously with the consummation of the IPO, we consummated the private sale of 2,083,334 warrants (“Insider Warrants”) at a price of $0.60 per warrant, generating total proceeds of $1,250,000. The Insider Warrants were purchased by Christina Jun Mu and Kevin Kezhong Wu, each an officer and director of our company, Francisco A. Garcia and Hunter S. Reisner, each a special advisor of our company, Easton Capital Corp. Defined Benefit Plan, an entity of which John H. Friedman, one of our special advisors, is trustee, and Pantheon China Acquisition Limited, an entity owned by Mark D. Chen, our chief executive officer and president. The Insider Warrants are identical to the warrants included in the units sold in the IPO except that if we call the warrants for redemption, the Insider Warrants may be exercisable on a cashless basis so long as such warrants are held by the purchasers or their affiliates. The purchasers of the Insider Warrants have agreed that the Insider Warrants will not be sold or transferred by them until after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the public offering and the private sale were approximately $33,739,436, of which $32,747,500 was deposited into a trust fund and the remaining proceeds $991,936 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we have used approximately $4,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $32,787,397 held in the trust fund.

For further details regarding our business, see the sections entitled “Proposed Business” and “Risk Factors” contained in our prospectus dated December 14, 2006, incorporated by reference herein.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our executive offices at 3106B, Office Tower A, Beijing Fortune, Plaza 7 Dongsnhuan Zhonglu, Chaoyang, Beijing, China pursuant to an agreement with First Capital China Limited. We pay Beijing Kiview Real Estate Agency Co., Ltd.a monthly fee of $7,500 for providing us with office space and certain office and secretarial services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants are traded on the OTC Bulletin Board under the symbols PCQCU, PCQC and PCQCW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on December 15, 2006 and since such common stock and warrants commenced public trading on January 17, 2007. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
First Quarter*	7.05	6.45	5.50	5.37	0.85	0.69

2006:
Fourth Quarter	6.250	6.180	N/A	N/A	N/A	N/A

*Through March 23, 2007

Holders

As of March 23, 2007, there was one holder of record of our units, ten holders of record of our common stock and seven holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In April 2006, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Super Castle Investments Limited	350,000
Mark D. Chen	242,500
Christina Jun Mu	231,250
Wu Ke Zhong	231,250
Jennifer J. Weng	100,000
Qiang Sean Wang	45,000
Hunter S. Reisner	20,000
John H. Friedman	15,000
Francisco A. Garcia	15,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, accredited, wealthy individuals and entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.02 per share.

Certain of our officers, directors and special advisors (or their affiliates) also purchased Insider Warrants from us (as described in Item 1 above), pursuant to written subscription agreements with us and EarlyBirdCapital, Inc. (“EBC”). These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Initial Public Offering

On December 20, 2006, we consummated our initial public offering of 5,750,000 units, including 750,000 subject to an over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $34,500,000. EBC was the managing underwriter in the offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-136590). The Securities and Exchange Commission declared the registration statement effective on December 14, 2006.

We paid a total of $1,552,500 in underwriting discounts and commissions and approximately $698,586 for costs and expenses related to the offering, including $150,000 for the underwriters’ non-accountable expense allowance of 0.5% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $32,489,436. In addition, we raised $1,250,000 through the private placement described above. Of the proceeds received from the consummation of the initial public offering and private placement, $32,747,500 was deposited into a trust fund and the remaining $991,936 became available to be used in providing business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $39,897 in interest through December 31, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Plan of Operations

We were formed on April 10, 2006 for the purpose of acquiring, through a stock exchange, asset acquisition or other similar business combination, or control, through contractual arrangements, an operating business that has its principal operations located in the People’s Republic of China.

We consummated our initial public offering on December 20, 2006. All activity from April 10, 2006 through December 20, 2006 related to our formation and our initial public offering. Since December 20, 2006, we have been searching for prospective target businesses to acquire.

We had a net income of $2,322 for the fiscal period of April 10, 2006 to December 31, 2006 consisting of $31,922 tax-free interest income, offset by formation cost of $4,000, management fee of $4,500, and franchise tax of $21,341.

In connection with our initial public offering, we issued an option, for $100, to EBC to purchase 500,000 units at an exercise price of $6.60 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exerciseable at $5.00 per share. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimated that the fair value of this option was approximately $1,498,432 ($2.997 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EBC was estimated as of the date of grant using the following assumptions: (1) expected volatility of 54.8%, (2) risk-free interest rate of 4.90% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

For further details regarding our plan of operations, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our prospectus dated December 14, 2006, incorporated by reference herein.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 2 to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

None.

ITEM 8A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition , use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark D. Chen	38	Chairman of the Board, Chief Executive Officer and President
Jennifer J. Weng	38	Chief Financial Officer
Christina Jun Mu	36	Vice President, Secretary and Director
Kevin Kezhong Wu	42	Executive Vice President and Director

Mark D. Chen has been our chairman of the board, chief executive officer and president since our inception. Since November 2005, Mr. Chen has been a private investor and has been affiliated with Easton Capital Investment Group, which manages a number of private equity limited partnerships, including Easton Hunt Capital Partners, L.P., as a venture partner. He has also been founder and general partner of Easton Hunt Capital Partners, L.P. since its formation in 1999. From February 1998 to November 2005, Mr. Chen served in various positions with Easton Capital Investment Group and its various affiliated funds, including most recently as managing director. From January 1997 to December 1997, Mr. Chen served as chief operating officer and was a co-founder of SureData Inc., a computer component and system marketing and distribution company in China. From October 1994 to January 1997, Mr. Chen served as a manager of research and development for Cincinnati Milacron Company, a supplier of industrial consumables, machinery and other products to industrial product manufacturers. Mr. Chen was a Business Analyst from 1989 to 1990 of Nin De Material Corp., a trading and logistics company in China. Mr. Chen received a B.S. from the Shanghai Jiao Tong University in Shanghai, China, a M.S. from Pennsylvania State University and a M.B.A. from the Columbia Business School at Columbia University. Mr. Chen is the spouse of Jennifer J. Weng.

Jennifer J. Weng has been our chief financial officer since our inception and was our secretary from our inception until January 2007. Since April 2005, she has been an executive director of Greater Pacific Inc., a financial advisory company through which she has been active in its private investment activities, as well as providing strategic and financial advisory services to private companies in China. From January 2001 to March 2005, she was a senior research analyst with Industrial Bank of Japan, Ltd. and its successor Mizuho Corporate Bank in New York, one of the world’s largest commercial banks, providing research, due diligence, and credit analysis for public debt offering, corporate lending and leveraged buyout transactions in a wide range of industries in the United States. From May 2000 to January 2001, she was vice president of finance for a-Media Inc., a publishing and media company based in New York. From February 1998 to May 2000, she was an associate of the fixed income division with Morgan Stanley. From 1995 to 1998, she was with KPMG Peat Marwick performing auditing on numerous private and public companies in United States. Ms. Weng received a B.A. from Tongji University, China and an M.B.A. from Indiana University of Pennsylvania. Ms. Weng is the spouse of Mark D. Chen.

Christina Jun Mu has been a vice president and a member of our board of directors since our inception and has been our secretary since January 2007. Ms. Mu has served as Managing Director of Ortus Capital Management Limited, an investment management fund, since September 2004. From February 2003 to May 2004, Ms. Mu served as vice president of the Royal Bank of Scotland. From April 2000 to February 2004, Ms. Mu was with Goldman Sachs’ foreign exchange sales group in New York where her last position was of vice president. From August 1998 to March 2000, Ms. Mu served as a risk management advisor for UBS Warburg. Prior to that, Ms. Mu served as an engineer for the Westinghouse Nuclear Power Plant Control Division. Ms. Mu received a B.S. from Northeast University, a M.S. from the University of Pittsburgh and a M.S.C.F./M.S.I.A from Carnegie Mellon University.

Kevin Kezhong Wu has been an executive vice president and a member of our board of directors since our inception. Since October 2004, Mr. Wu has served as an executive partner of PreIPO Capital Partners Limited, a private equity investment company in China. From November 2003 to October 2004, Mr. Wu served as president of China Special Fibre Holdings Limited, a fiber manufacturing company in China. From May 2000 to October 2004, Mr. Wu also served as the general manager of Shanghai Keweisi Investment Co., Ltd., a private equity and investment company in China. From October 1998 to May 2000, Mr. Wu served as a partner and was the founder of DynaXchange.com Inc., an internet company providing financial and information services. From January 1996 to October 1998, Mr. Wu served as a financial analyst at UTD Capital Group Limited, a private financial services and investment company. Mr. Wu received a B.S. and a B.A. from Shanghai JiaoTong University and a M.S. from the University of Southwestern Louisiana.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Kevin Kezhong Wu, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Christina Jun Mu, will expire at the second annual meeting. The term of the third class of directors, consisting of Mark D. Chen, will expire at the third annual meeting.

Special Advisors

John H. Friedman is currently the managing partner of Easton Capital Investment Group. Since 1991, Mr. Friedman has also been the president of Easton Capital Corp., a private investment firm. From 1989 to 1991, Mr. Friedman was a managing director of Security Pacific Capital Investors. Prior to joining that firm, he was a Managing Director of E. M. Warburg, Pincus & Co., Inc., where he was employed from 1981 to 1989. From 1978 to 1980, Mr. Friedman practiced law with the firm of Sullivan & Cromwell in New York City. Mr. Friedman received a B.A., magna cum laude, from Yale University and a J.D. from Yale Law School. Mr. Friedman also is a director of Comverse Technology, Inc., Renovis Inc., Conor Medsystems, Inc. and YM BioSciences Inc.

Francisco A. Garcia has been the managing director of Easton Hunt Capital Partners since 2000. From 1999 to 2000, he was the head of corporate finance at Cramer Rosenthal McGlynn, LLC, a large funds management and private equity firm. From 1987 to 1998, he was the founder, chairman of the board and chief investment officer of Neptune Management Company, an investment firm which invested in special situations and distressed securities. Prior to founding Neptune, Mr. Garcia was an executive vice president of Smith-Vasiliou, an investment fund; a vice president in the corporate finance department at Kidder, Peabody & Co.; and an attorney with Sullivan & Cromwell. He received an A.B. from Harvard College and a J.D. from Harvard Law School. He serves on the board of directors of Archibald Bros. International.

Hunter S. Reisner has been a managing director of ACI Capital, a middle market private equity investment firm, since 2005. From 1997 to 2004, Mr. Reisner was the founder and managing partner of Citigroup Investments Private Equity Group (formerly Travelers Investment Group) and became senior partner of its successor, Citigroup Private Equity, in 2002. In these capacities, Mr. Reisner was responsible for investing over $3 billion and managing over $6 billion of proprietary and client capital in over 30 private equity direct investments and over 125 private equity partnerships. From 1994 to 1997, he served as a senior equity capital markets professional at Smith Barney and from 1991 to 1993, served in the same capacity with Salomon Brothers. Mr. Reisner received a B.A. in Economics and Mathematics from Yale University, graduating summa cum laude, and an M.B.A. from Stanford University’s Graduate School of Business.

Dr. Qiang Sean Wang is the chairman and chief executive officer of Maxit Technology, Inc., a communication equipment vendor he co-founded in 2004. He has also been the chairman of DCwireless Technology Limited since 2004. He currently oversees DragonTech Ventures Management Limited, a venture capital management firm he co-founded and served as a managing director from 2000 to 2004. From 1998 to 1999, Dr. Wang was a deputy general manager of China International Capital Corp. (CICC) and from 1997 to 1998, he was a senior regional analyst covering telecom and technology at Nikko Research Centre, Hong Kong. From 1990 to 1997, Dr. Wang was on the faculty of the University of Victoria, Canada. From 1987 to 1990, he was a member of technical staff at MPR Teltech, a telecommunication system developer, in Vancouver, Canada. He was ranked a Top-10 Venture Capitalist in China in 2001 and 2002 by Zero2IPO. Dr. Wang received a Ph.D. in electrical and computer engineering in 1988 from University of Victoria. He is also a charter holder of Chartered Financial Analyst (CFA) and a Professional Engineer (P.Eng.) registered in British Columbia, Canada.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In January 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Copies of our code of ethics may be obtained, free of charge, by sending a request in writing to Pantheon China Acquisition Corp., 3106B, Office Tower A, Beijing Fortune, Plaza 7 Dongsanhuan Zhonglu, Chaoyang District, Beijing, China 100020, Attn: Corporate Secretary.

Corporate Governance

We currently do not have audit or nominating committees as we are not a listed issuer and are not required to do so. In connection with a proposed business combination, we anticipate applying to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on and will form audit and nominating committees, if required.

ITEM 10. EXECUTIVE COMPENSATION

No compensation of any kind, including finders and consulting fees, will be paid to any of our officers, directors or initial stockholders (“Founders”) or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Mark D. Chen	692,500	(2)	9.9%
Jennifer J. Weng	692,500	(3)	9.9%
Fir Tree, Inc.(4)	543,000	(5)	7.8%
Farallon Partners, L.L.C.(6)	525,000	(7)	7.5%
Jeffrey L. Feinberg(8)	400,000	(9)	5.7%
Christina Jun Mu	231,250	(10)	3.3%
Kevin Kezhong Wu	231,250	(10)	3.3%
All directors and executive officers as a group (4 individuals)	1,155,000	(11)	16.5%

(1)	Unless otherwise noted, the business address of each beneficial owner is 3106B, Office Tower A, Beijing Fortune, Plaza 7 Dongsanhuan Zhonglu, Chaoyang District, Beijing100020, China.

(2)
Includes (i) 100,000 shares of common stock held by Jennifer J. Weng, Mr. Chen’s wife, and (ii) 350,000 shares of common stock held by Super Castle Investments Limited, a company owned by Mr. Chen. Does not include 1,291,667 warrants to purchase shares of common stock, held by Pantheon China Acquisition Limited, an entity controlled by Mr. Chen, that are not currently exercisable and will not become exercisable in 60 days.

(3)
Includes (i) 242,500 shares of common stock held by Mark D. Chen, Ms. Weng’s husband, and (ii) 350,000 shares of common stock held by Super Castle Investments Limited, a company owned by Mr. Chen. Does not include 1,291,667 warrants to purchase shares of common stock, held by Pantheon China Acquisition Limited, an entity controlled by Mr. Chen, that are not currently exercisable and will not become exercisable in 60 days.

(4)	The business address of Fir Tree, Inc. (“Fir Tree”) is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(5)
Includes (i) 492,075 shares of common stock held by Sapling, LLC, and (ii) 50,925 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities and exercises voting and disposition power over the shares. The foregoing was derived from a Schedule 13G filed with the SEC on February 23, 2007.

(6)	The business address of Farallon Partners, L.L.C. is c/o Farallon Capital Management, LLC, One Maritime Plaza, Suite 1325, San Francisco, California 94111.

(7)
Includes (i) 156,500 shares of common stock held by Farallon Capital Partners, L.P., (ii) 151,400 shares of common stock held by Farallon Capital Institutional Partners, L.P., (iii) 10,100 shares of common stock held by Farallon Capital Institutional Partners II, L.P., (iv) 10,100 shares of common stock held by Farallon Capital Institutional Partners III, L.P., (v) 7,600 shares of common stock held by Tinicum Partners, L.P., and (vi) 189,300 shares of common stock held by Farallon Capital Offshore Investors II, L.P. Does not include 1,050,000 warrants to purchase shares of common stock, that are not currently exercisable and will not become exercisable in 60 days. Farallon Partners, L.L.C. is the general partner of each entity and exercises voting and disposition power over the shares. The foregoing information was derived from a Schedule 13G filed with the SEC on December 26, 2006.

(8)	The business address of Jeffrey L. Feinberg is c/o JLF Asset Management, LLC, 2775 Via de la Valle, Suite 204, Del Mar, California 92014.

(9)
Mr. Feinberg and JLF Asset Management, LLC share the power to vote and dispose of the shares of common stock. The foregoing information was derived from a Schedule 13G filed with the SEC on January 18, 2007.

(10)	Does not include 333,333 warrants to purchase shares of common stock that are not currently exercisable and will not be exercisable within 60 days.

(11)	Does not include 1,958,333 warrants to purchase shares of common stock that are not currently exercisable and will not be exercisable within 60 days.

All 1,250,000 shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described in the section entitled “Certain Transactions” contained in our prospectus dated December 14, 2006, and incorporated by reference herein.

Mark D. Chen, Christina Jun Mu and Kevin Kezhong Wu may be deemed to be our “promoters,” as this term is defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section entitled “Certain Transactions” contained in our prospectus dated December 14, 2006, and incorporated by reference herein.

Independence of Directors

Currently, none of our directors are “independent” as that term is commonly used. In connection with a proposed business combination, we anticipate applying to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option to be granted to Representative. (2)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Mark D. Chen. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jennifer J. Weng. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Christina Jun Mu. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Kevin Kezhong Wu. (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Qiang Sean Wang. (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Hunter S. Reisner. (1)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and John H. Friedman. (1)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Francisco A. Garcia. (1)

10.9	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Super Castle Investments Limited. (1)

10.10	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.11	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.12	Form of Letter Agreement between Beijing Kiview Real Estate Agency Co., Ltd. and Registrant regarding administrative support. (2)

10.13	Form of Promissory Note issued to each of Mark D. Chen, Christina Jun Mu and Kevin Kezhong Wu. (1)

10.14	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (3)

10.15
Subscription Agreement among the Registrant, Graubard Miller and each of Pantheon China Acquisition Limited, Christina Jun Mu, Kevin Kezhong Wu, John H. Friedman, Francisco A. Garcia and Hunter S. Reisner. (1)

10.16	Letter Agreement between the Registrant and Mark D. Chen, Jennifer J. Weng, Christina Jun Mu and Kevin Kezhong Wu. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-136590), as originally filed on August 14, 2006.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-136590), as amended and filed on October 24, 2006.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-136590), as amended and filed on September 22, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Goldstein Golub Kessler LLP (“GGK”) is our principal accountant. GGK has a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provided non-audit services. As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the fiscal year ended December 31, 2006, we paid our principal accountant $38,000 for the services they performed in connection with the review of our Registration Statement on Form S-1. In addition, we expect to pay approximately $10,000 in connection with the December 31, 2006 audit and Annual Report on Form 10-KSB.

Audit-Related Fees

During 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2006, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pantheon China Acquisition Corp.

We have audited the accompanying balance sheet of Pantheon China Acquisition Corp. (a corporation in the development stage) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the period from April 10, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pantheon China Acquisition Corp. as of December 31, 2006, and the results of its operations and its cash flows for the period from April 10, 2006 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 29, 2007

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Balance Sheet

December 31, 2006
ASSETS
Current assets:
Cash	$920,135
Cash held in trust	32,787,397
Prepaid expenses	20,500

Total assets	$33,728,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$135,379
Notes payable to shareholders	37,000
Deferred underwriting discount and commission	345,000
Franchise tax payable	21,341
Deferred interest	7,976

Total liabilities	546,696

Commitments
Common stock subject to possible conversion of 1,149,425 shares at conversion value	6,546,225

Stockholders’ equity:
Preferred stock, $.0001 par value	-
Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,000,000 shares	700
Additional paid-in capital	26,632,089
Retained earning	2,322
Total stockholders’ equity	26,635,111
Total liabilities and stockholders’ equity	$33,728,032

See notes to financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Statement of Operations

For the period from
April 10, 2006 (inception)
to December 31, 2006

Formation costs	$4,000
Management fee	4,500
Franchise tax	21,341

Operating loss	(29,841)

Interest income	241
Interest income on trust fund investment	31,922

Income before tax	2,322

Less: provision for income tax	-

Net income	$2,322

Weighted average shares outstanding	1,487,782

Basic and diluted net income per share	$0.00

See notes to financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Statement of Stockholders' Equity
For the period from April 10, 2006 (inception) to December 31, 2006

				Deficit
				Accumulated
			Additional	During the
	Common Stock		paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
Common shares issued April 10, 2006 at $0.02 per share	1,250,000	$125	$24,875	$-	$25,000

Sale of 5,750,000 units, net of underwriters' discount and
offering expenses (includes 1,149,425 shares subject to
possible conversion)	5,750,000	575	31,903,339	-	31,903,914

Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000

Proceeds subject to possible conversion of 1,149,425 shares	-	-	(6,546,225)	-	(6,546,225)

Proceeds from issuance of additional underwriting purchase
option	-	-	100	-	100

Net income for the period	-	-	-	2,322	2,322

Balance at December 31, 2006	7,000,000	$700	$26,632,089	$2,322	$26,635,111

See notes to financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Statement of Cash Flows
For the period from
April 10, 2006 (inception)
to December 31, 2006
Cash flow from operating activities:
Net income	$2,322
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest income on investments held in trust	(39,897)
Change in operating assets and liabilities:
(Increase) in prepaid expenses	(20,500)
Increase in accrued expenses	4,500
Increase in accrued franchise taxes	21,341
Increase in deferred interest	7,976
Net cash used in operating activities	(24,258)

Cash flow from investing activities:
Cash held in trust fund	(32,747,500)
Net cash used in investing activities	(32,747,500)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	25,000
Proceeds from notes payable to stockholders	100,000
Payment of notes payable to stockholders	(63,000)
Gross proceeds from initial public offering	34,500,000
Proceeds from sale of insider warrants	1,250,000
Proceeds from issuance of underwriting purchase option	100
Payment of costs associated with offering	(2,120,207)
Net cash provided by financing activities	33,691,893

Net increase in cash	920,135
Cash at beginning of period	-
Cash at end of period	$920,135

Supplemental schedule of non-cash financing activities:
Accrual of offering costs	$130,879
Accrual of deferred underwriting discount & commission	$345,000

See notes to financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

1.	Organization and Business Operations
Pantheon China Acquisition Corp. (the “Company”) was incorporated in Delaware on April 10, 2006 as a blank check company whose objective is to acquire an operating business that has its principal operations located in the People’s Republic of China.

All activity from April 10, 2006 (inception) through December 20, 2006 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 14, 2006. The Company consummated the offering on December 20, 2006. Simultaneous to the consummation of the Offering, certain of the Company’s officers, directors and special advisors purchased an aggregate of 2,083,334 insider warrants from the Company in a private placement (the “Private Placement”) (Note 3). The insider warrants sold in the Private Placement were identical to the warrants underlying the units sold in the Offering, except that if the warrants are called for redemption, the insider warrants may be exercisable on a cashless basis, as described in Note 3 below. The Company received net proceeds from the Offering and the Private Placement of approximately $33,153,914 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $32,747,500 of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, Chief Executive Officer and President has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, if the Company is unable to consummate a Business Combination by December 14, 2007, up to an aggregate of $300,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,250,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the related interest earned has been classified as deferred interest in the accompanying December 31, 2006 balance sheet.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by December 14, 2008. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

Cash and cash equivalents are deposited with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposit are held.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The effect of the 11,500,000 outstanding warrants issued in connection with the initial public offering, the 2,083,334 outstanding warrants issued in connection with the private placement and the 500,000 units included in the underwriters purchase options has not been considered in diluted income per share calculations since such warrants and options are contingently exercisable.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its financial condition or results of operations.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	Initial Public Offering
On December 20, 2006, the Company sold 5,750,000 units (“Units”), including 750,000 Units relating to the underwriters’ over-allotment option, in the Offering at an offering price of $6.00. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or December 14, 2007 and expiring December 13, 2010. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

The Company agreed to pay the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters have agreed that 1.0% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and has waived their right to receive such payment upon the Company's liquidation if it is unable to complete a Business Combination. Approximately $345,000 is being held in the Trust Account as deferred underwriting discount.

In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 500,000 Units at an exercise price of $6.60 per Unit. The Units issuable upon exercise of the Option are identical to the Units sold in the Offering. The Company intends to account for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Option is approximately $1,440,951 ($2.88 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.0%, (2) risk-free interest rate of 4.90% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the Option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Option or the Warrants underlying the Option. The holder of the Option will not be entitled to exercise the Option or the Warrants underlying the Option unless a registration statement covering the securities underlying the Option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

3.	Private Placement
Certain of the Initial Stockholders purchased 2,083,334 Warrants (“Insider Warrants”) at $0.60 per Warrant (for an aggregate purchase price of approximately $1,250,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable, at the Initial Stockholders’ option, on a “cashless basis” so long as such securities are held by such Initial Stockholders or their affiliates. Additionally, such purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

4.	Notes Payable, Stockholders
The Company issued an aggregate of $100,000 unsecured promissory notes to its Initial Stockholders, who are also officers and directors of the Company, in June 2006. The notes are non interest-bearing and will be paid following the consummation of the Offering from the net proceeds of such Offering. Due to the short-term nature of the notes, the fair value of the note approximates its carrying amount. $63,000 of the notes payable was repaid in December 2006. The remaining balance of $37,000 was repaid in January 2007.

5.	Commitments
The Company presently occupies office space provided by Beijing Kiview Real Estate Agency Co., Ltd. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on December 14, 2006. The statement of operations includes management fees of $4,500 relating to this agreement.

Pursuant to letter agreements dated as of June 26, 2006 with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

The Initial Stockholders and holders of the Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities), as the case may be. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

The Representative has been engaged by the Company to act as the Company’s non exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay the Representative a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $300,000.

In connection with the Offering, the Company has agreed to pay the underwriters 1.0% of the underwriting discounts upon completion of its Business Combination, as described in Note 2 above. The Company has recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders’ equity.

6.	Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

7.	Common Stock	At December 31, 2006, 15,083,334 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

8.	Income Taxes	The components of the provision for income taxes are as follows:

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

Year Ended
December 31,
2006
Current:
Federal	$-

Deferred:
Federal	-

Total provision for income taxes	$-

The tax effect of temporary differences that give rise to the deferred tax assets is as follows:

December 31,
2006
Net operating loss carryforward	$7,174
Expenses deferred for income tax purposes	2,890
Less valuation allowance	$(10,064)
Total deferred tax asset	-

The effective tax rate differs from the statutory rate due to the following:

Statutory rate	34%
Effect of tax free income	(467)
Increase in valuation allowance	433
Effective tax rate	-

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2007.

PANTHEON CHINA ACQUISITION CORP.

By:	/s/ Mark D. Chen
Mark D. Chen
Chairman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark D. Chen Mark D. Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 2, 2007

/s/ Jennifer J. Weng Jennifer J. Weng	Chief Financial Officer (Principal Accounting and Financial Officer)	April 2, 2007

/s/ Christina Jun Mu Christina Jun Mu	Vice President, Secretary and Director	April 2, 2007

/s/ Kevin Kezhong Wu Kevin Kezhong Wu	Executive Vice President and Director	April 2, 2007