Form 10QSB
period 2007-03-31
Pantheon China Acquisition Corp.
filed 2007-05-21
CIK 1367209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from January 1, 2007 to March 31, 2007

Commission File Number 000-51200

Pantheon China Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4665079
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3106B, Office Tower A, Beijing Fortune, Plaza 7 Dongsanhuan Zhonglu, Chaoyang District, Beijing, China 100020
(Address of Principal Executive Office)

86-10-85322720
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of May 21, 2007, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):         Yes  ☐  No  ☒

Page
Part I: Financial Information:

Item 1 -Financial Statements (Unaudited):

Condensed Balance Sheets	3

Condensed Statements of Income	4

Condensed Statement of Stockholders’ Equity	5

Condensed Statements of Cash Flows	6

Notes to Condensed Financial Statements	7

Item 2 - Management’s Discussion and Analysis or Plan of Operation	13

Item 3 - Controls and Procedures	15

Part II. Other Information

Item 1 - Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 2 - Exhibits	16

Signatures

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash	$55,108	$920,135
Short-term investments	520,087	-
Cash held in trust	33,069,791	32,787,397
Prepaid expenses	111,139	20,500

Total assets	$33,756,125	$33,728,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$44,713	$135,379
Payable to other	544	-
Notes payable to shareholders	-	37,000
Deferred underwriting discount & commission	345,000	345,000
Franchise tax payable	7,062	21,341
Deferred interest	64,426	7,976

Total liabilities	461,745	546,696

Commitments
Common stock subject to possible conversion of 1,149,425
shares at conversion value	6,546,225	6,546,225

Stockholders’ equity:
Preferred stock, $.0001 par value	-	-
Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,000,000 shares	700	700
Additional paid-in capital	26,631,712	26,632,089
Earnings accumulated during the development stage	115,743	2,322

Total stockholders’ equity	26,748,155	26,635,111

Total liabilities and stockholders’ equity	$33,756,125	$33,728,032

The accompanying notes should be read in conjunction with
these unaudited condensed financial statements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Income

	For the Three Months Ended March 31, 2007 (unaudited)	For the period from April 10, 2006 (inception) to March 31, 2007 (unaudited)

Travel	$28,067	$28,067
Consulting fees	21,200	21,200
Professional fees	21,568	21,568
Administrative management expense	22,500	27,000
Other operating expenses	14,482	18,482
Insurance	5,163	5,163
Franchise taxes	7,062	28,403

Operating loss	(120,042)	(149,883)

Interest income	7,520	7,761
Interest income on trust fund investment	225,943	257,865

Income before tax	113,421	115,743

Less: provision for income tax	-	-

Net income	$113,421	$115,743

Weighted average shares outstanding	7,000,000	2,881,320

Basic and diluted net income per share	$0.02	$0.04

The accompanying notes should be read in conjunction with
these unaudited condensed financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

				Earnings
				Accumulated
			Additional	During the
	Common Stock		paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity

Common shares issued April 10, 2006 at $0.02 per share	1,250,000	$125	$24,875	$-	$25,000

Sale of 5,750,000 units, net of underwriters' discount and offering expenses (includes 1,149,425 shares subject to possible conversion)	5,750,000	575	31,903,339	-	31,903,914

Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000

Proceeds subject to possible conversion of 1,149,425 shares	-	-	(6,546,225)	-	(6,546,225)

Proceeds from issuance of additional underwriting purchase option	-	-	100	-	100

Net income for the period	-	-	-	2,322	2,322

Balance at December 31, 2006	7,000,000	700	26,632,089	2,322	26,635,111

Unaudited:

Net income for three months ended March 31, 2007	-	-	-	113,421	113,421

Additional expenses of public offering	-	-	(377)	-	(377)

Balance at March 31, 2007	7,000,000	$700	$26,631,712	$115,743	$26,748,155

The accompanying notes should be read in conjunction with
these unaudited condensed financial statements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Cash Flows

	For the	For the period from
	Three Months Ended	April 10, 2006 (inception)
	March 31, 2007	to March 31, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$113,421	$115,743
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest income on investments held in trust	(282,394)	(322,291)
Change in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	(90,639)	(111,139)
Increase (decrease) in accrued expenses	40,213	44,713
Increase (decrease) in payable to others	544	544
Increase (decrease) in accrued franchise taxes	(14,279)	7,062
Increase (decrease) in deferred interest	56,450	64,426
Net cash (used in) operating activities	(176,684)	(200,942)

Cash flows from investing activities:
Purchase of short-term investments, net	(520,087)	(520,087)
Cash held in trust fund	-	(32,747,500)
Net cash (used in) investing activities	(520,087)	(33,267,587)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	-	25,000
Proceeds from notes payable to stockholders	-	100,000
Repayment of notes payable to stockholders	(37,000)	(100,000)
Gross proceeds from initial public offering	-	34,500,000
Proceeds from sale of insider warrants	-	1,250,000
Proceeds from issuance of underwriting purchase option	-	100
Payment of costs associated with offering	(131,256)	(2,251,463)
Net cash (used in) provided by financing activities	(168,256)	33,523,637

Net (decrease) increase in cash	(865,027)	55,108
Cash at beginning of period	920,135	-
Cash at end of period	$55,108	$55,108

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting discount & commission	$-	$345,000

The accompanying notes should be read in conjunction with
these unaudited condensed financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1.	Organization and Business Operations
Pantheon China Acquisition Corp. (the “Company”) was incorporated in Delaware on April 10, 2006 as a blank check company whose objective is to acquire, through a stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China.

The financial statements at March 31, 2007 and for the periods ended March 31, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2007, the results of its operations and its cash flows for the three month period ended March 31, 2007 and for the period from April 10, 2006 (inception) through March 31, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. See the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 for additional disclosure relating to the Company’s condensed financial statements. The December 31, 2006 balance sheet has been derived from the audited financial statements.

All activity from April 10, 2006 (inception) through December 20, 2006 relates to the Company’s formation and initial public offering described below. Subsequent to December 20, 2006, the Company has been seeking a business combination with an operating business as described below.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 14, 2006. The Company consummated the Offering on December 20, 2006 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $32,747,500 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At March 31, 2007, the value of the Trust Account amounted to $33,069,791. Additionally, if the Company is unable to consummate a Business Combination by December 14, 2007, up to an aggregate of $300,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest income held in the Trust Account has been classified as deferred interest at March 31, 2007.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by December 14, 2008. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold (Note 2).

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments. All short-term investments have been classified as trading securities and are recorded at market value.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	Initial Public Offering
On December 20, 2006, the Company sold 5,750,000 units (“Units”) in the Offering at $6.00 per Unit, including 750,000 Units which were subject to the underwriter’s over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or December 14, 2007 and expiring December 13, 2010. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters agreed that 1% of the underwriting discount would be deferred and would not be paid unless and until the Company consummated a Business Combination.

In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 500,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $1,440,951 ($2.88 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.0%, (2) risk-free interest rate of 4.90% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Option or the Warrants underlying the Option. The holder of the Option will not be entitled to exercise the Option or the Warrants underlying the Option unless a registration statement covering the securities underlying the Option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless. The Warrants underlying the Option Units are exercisable at the same price as the Public Warrants.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

3.	Private Placement
The Company’s directors and certain special advisors and their members purchased 2,083,334 Warrants (‘‘Insider Warrants’’) at $0.60 per Warrant (for an aggregate purchase price of $1,250,000) privately from the Company. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable, at the Initial Stockholders’ option, on a “cashless basis” so long as such securities are held by such Initial Stockholders or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

4.	Notes Payable, Stockholders
The Company issued an aggregate of $100,000 unsecured promissory notes to its Initial Stockholders, who are also officers and directors of the Company, in June 2006. The notes were non interest bearing and were paid from the net proceeds of the Offering.

5.	Commitments
Pursuant to letter agreements dated as of June 26, 2006 with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Initial Stockholders and the holders of the Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities), as the case may be. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain ‘‘piggy-back’’ registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

EarlyBirdCapital, Inc. (“EBC”) will be engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay EBC a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $300,000.

In connection with the Offering, the Company has agreed to pay the underwriters 1.0% of the underwriting discounts upon completion of its Business Combination, as described in Note 2 above. The Company has recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders’ equity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We were formed on April 10, 2006 to serve as a vehicle to acquire, through a stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

For the three months ended March 31, 2007, we had a net income of $113,421 derived from interest income of $233,463 offset by $5,163 for director and officer liability insurance, $7,062 for franchise tax, $21,568 for professional fees, $22,500 for administrative management fees, $21,200 for consulting fees, $28,067 for travel expenses and $14,482 for other operating expenses.

For the period from April 10, 2006 (inception) to March 31, 2007, we had a net income of $115,743 derived from interest income of $265,626 offset by $28,403 in Delaware franchise taxes, $5,163 for officer liability insurance, $21,568 for professional fees, , $27,000 for administrative management fees, $21,200 for consulting fees, $28,067 for travel and other expenses and $18,482 for other operating expenses.

We consummated our initial public offering on December 20, 2006, including 750,000 units that were subject to an over-allotment option. Gross proceeds from our initial public offering (including from our private placement of warrants) were $35,750,100. We paid a total of $1,552,500 in underwriting discounts and commissions, and approximately $698,586 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $33,739,436, of which $32,747,500 was deposited into the trust account. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. Additionally, if we are unable to consummate a business combination by December 14, 2007, up to an aggregate of $300,000 of interest earned on the trust account may be released to us to fund working capital requirements. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 14, 2008, assuming that a business combination is not consummated during that time. From December 14, 2006 through December 14, 2008, we anticipate approximately $180,000 for the administrative fee payable to Beijing Kiview Real Estate Agency Co., Ltd. ($7,500 per month for two years), $190,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business by our officers, directors, existing stockholders and special advisors, $80,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, and $300,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on December 14, 2007 and ending upon the acquisition of a target business, we began incurring a fee from Beijing Kiview Real Estate Agency Co., Ltd. of $7,500 per month for providing us with office space and certain general and administrative services. Additionally, in June 2006, our officers and directors advanced an aggregate of $100,000 to us for payment of offering expenses on our behalf. This loan was repaid following our initial public offering from the proceeds of the offering.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 2 to the financial statements for more information.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2006, we consummated our initial public offering of 5,750,000 Units, including 750,000 Units that were subject to the underwriters’ over-allotment option, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $34,500,000. Simultaneously with the consummation of the IPO, we consummated the private sale of 2,083,334 warrants (“Insider Warrants”) at a price of $0.60 per warrant, generating total proceeds of $1,250,000. EBC was the managing underwriter in the offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-136590). The Securities and Exchange Commission declared the registration statement effective on December 14, 2006.

We paid a total of $1,552,500 in underwriting discounts and commissions, and approximately $698,586 has been paid for costs and expenses related to the offering, including $150,000 for the underwriters’ non-accountable expense allowance of 0.5% of the gross proceeds.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $ 32,489,436. In addition, we raised $1,250,000 through the private placement described above. Of the proceeds received from the consummation of the initial public offering and private placement, $32,747,500 was deposited into the trust account and the remaining $991,936 became available to be used in providing business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 2: EXHIBITS

(a)	Exhibits:

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANTHEON CHINA ACQUISITION CORP.

Dated: May 21, 2007
/s/ Mark D. Chen
Mark D. Chen
Chairman, Chief Executive Officer and President

/s/ Jennifer J. Weng
Jennifer J. Weng
Chief Financial Officer