Form 10QSB
period 2007-06-30
Pantheon China Acquisition Corp.
filed 2007-08-14
CIK 1367209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from April 1, 2007 to June 30, 2007

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

As of August 13, 2007, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash	$80,125	$920,135
Short-term investments	404,924	-
Cash held in trust	33,371,270	32,787,397
Prepaid expenses	20,663	20,500

Total assets	$33,876,982	$33,728,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$8,514	$135,379
Advances from Officers	35,871	-
Notes payable to shareholders	-	37,000
Deferred underwriting discount & commission	345,000	345,000
Franchise tax payable	5,471	21,341
Deferred interest	124,692	7,976

Total liabilities	519,548	546,696

Commitments
Common stock subject to possible conversion of 1,149,425
shares at conversion value	6,546,225	6,546,225

Stockholders’ equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,000,000 shares	700	700
Additional paid-in capital	26,631,712	26,632,089
Earnings accumulated during the development stage	178,797	2,322

Total stockholders’ equity	26,811,209	26,635,111

Total liabilities and stockholders’ equity	$33,876,982	$33,728,032

The accompanying notes should be read in conjunction with
these unaudited condensed financials statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the	For the	For the period from	For the period from
	Three Months Ended	Six Months Ended	April 10, 2006 (inception)	April 10, 2006 (inception)
	June 30, 2007	June 30, 2007	to June 30, 2006	to June 30, 2007

Travel	$67,809	$95,876	$-	$95,876
Consulting fees	16,233	37,433	-	37,433
Professional fees	11,308	32,876	-	32,876
Administrative management expense	22,500	45,000	-	49,500
Marketing expense	1,817	1,817	-	1,817
Other operating expenses	36,264	50,746	4,000	54,746
Insurance	7,580	12,743	-	12,743
Franchise taxes	7,063	14,125	-	35,466

Operating loss	(170,574)	(290,616)	(4,000)	(320,457)

Unrealized loss of short-term investments	(16,521)	(16,521)	-	(16,521)
Interest income	8,936	16,456	-	16,697
Interest income on trust fund investment	241,213	467,156	-	499,078

Income (loss) before provision for income tax	63,054	176,475	(4,000)	178,797

Less: provision for income tax	-	-	-	-

Net income (loss)	$63,054	$176,475	$(4,000)	$178,797

Weighted average shares outstanding	7,000,000	7,000,000	1,250,000	3,719,799

Basic and diluted net income (loss) per share	$0.01	$0.03	$(0.00)	$0.05

The accompanying notes should be read in conjunction with
these unaudited condensed financial statements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

				Earnings
				Accumulated
			Additional	During the
	Common Stock		paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity

Common shares issued April 10, 2006 at $0.02 per share	1,250,000	$125	$24,875	$-	$25,000

Sale of 5,750,000 units, net of underwriters' discount and offering expenses (includes 1,149,425 shares subject to possible conversion)	5,750,000	575	31,903,339	-	31,903,914

Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000

Proceeds subject to possible conversion of 1,149,425 shares	-	-	(6,546,225)	-	(6,546,225)

Proceeds from issuance of additional underwriting purchase option	-	-	100	-	100

Net income for the period	-	-	-	2,322	2,322

Balance at December 31, 2006	7,000,000	700	26,632,089	2,322	26,635,111

Unaudited:
Net income for six months ended June 30, 2007	-	-	-	176,475	176,475

Additional expenses of public offering	-	-	(377)	-	(377)

Balance at June 30, 2007	7,000,000	$700	$26,631,712	$178,797	$26,811,209

The accompanying notes should be read in conjunction with
these unaudited condensed financial statements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Cash Flows

	For the	For the period from	For the period from
	Six Months Ended	April 10, 2006 (inception)	April 10, 2006 (inception)
	June 30, 2007	to June 30, 2006	to June 30, 2007
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$176,475	$(4,000)	$178,797
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accrued interest income on investments held in trust	(583,873)	-	(623,770)
Change in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	(163)	-	(20,663)
Increase (decrease) in accrued expenses	4,014	4,000	8,514
Increase (decrease) in accrued franchise taxes	(15,870)	-	5,471
Increase (decrease) in deferred interest	116,716	-	124,692
Net cash (used in) operating activities	(302,701)	-	(326,959)

Cash flows from investing activities:
Purchase of short-term investments, net	(404,924)	-	(404,924)
Cash held in trust fund	-	-	(32,747,500)
Net cash (used in) investing activities	(404,924)	-	(33,152,424)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	-	25,000	25,000
Proceeds from notes payable to stockholders	-	100,000	100,000
Repayment of notes payable to stockholders	(37,000)	-	(100,000)
Proceeds from advances from Officers	35,871	-	35,871
Gross proceeds from initial public offering	-	-	34,500,000
Proceeds from sale of insider warrants	-	-	1,250,000
Proceeds from issuance of underwriting purchase option	-	-	100
Payment of costs associated with offering	(131,256)	(25,000)	(2,251,463)
Net cash (used in) provided by financing activities	(132,385)	100,000	33,559,508

Net (decrease) increase in cash	(840,010)	100,000	80,125
Cash at beginning of period	920,135	-	-
Cash at end of period	$80,125	$100,000	$80,125

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting discount & commission	$-	$-	$345,000

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

The financial statements at June 30, 2007 and for the periods ended June 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations, and cash flows for the periods ended June 30, 2007 and 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 14, 2006. The Company consummated the Offering on December 20, 2006 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $32,747,500 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At June 30, 2007, the value of the Trust Account amounted to $33,371,270. Additionally, if the Company is unable to consummate a Business Combination by December 14, 2007, up to an aggregate of $300,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest income held in the Trust Account has been classified as deferred interest at June 30, 2007.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by December 14, 2008. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2).

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments. All short term investments have classified as trading securities and are recorded at market value.

The Company has no provision for income taxes since the income earned on the funds held in the Trust Account is not taxable for Federal income tax purposes and, at this time, it has no other operations that would generate income for Federal income tax purposes. The Company also does not have a provision for State income taxes because it is not domiciled in the United States.

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

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

EarlyBirdCapital, Inc., (“EBC”) will be engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay EBC a cash transaction fee equal to 1% of the total consideration paid in connection with the Business Combination, with a maximum fee to be paid of $300,000.

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

For the three months ended June 30, 2007, we had a net income of $63,054 derived from interest income of $250,149 offset by $7,580 for director and officer liability insurance, $1,817 for marketing expenses, $11,308 for professional fees, $67,809 for travel expenses, $7,063 in Delaware franchise taxes, $22,500 for administrative management fees, $16,233 for consulting fees , $16,521 for unrealized loss of short-term investments and $36,264 for other operating expenses.

For the six months ended June 30, 2007, we had a net income of $176,475 derived from interest income of $483,612 offset by $12,743 for director and officer liability insurance, $1,817 for marketing expenses, $32,876 for professional fees, $95,876 for travel expenses, $14,125 in Delaware franchise taxes, $45,000 for administrative management fees, $37,433 for consulting fees , $16,521 for unrealized loss of short-term investments and $50,746 for other operating expenses.

For the period from April 10, 2006 (inception) to June 30, 2006, we had a net loss of $4,000 derived from $4,000 for other operating expenses.

For the period from April 10, 2006 (inception) to June 30, 2007, we had a net income of $178,797 derived from interest income of $515,775 offset by $12,743 for director and officer liability insurance, $1,817 for marketing expenses, $32,876 for professional fees, $95,876 for travel expenses, $35,466 in Delaware franchise taxes, $49,500 for administrative management fees, $37,433 for consulting fees , $16,521 for unrealized loss of short-term investments and $54,746 for other operating expenses.

We consummated our initial public offering on December 20, 2006, including 750,000 units that were subject to an over-allotment option. Gross proceeds from our initial public offering (including from our private placement of warrants) were $35,750,100. We paid a total of $1,552,500 in underwriting discounts and commissions, and $698,586 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $33,739,436, of which $32,747,500 was deposited into the trust account. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. Additionally, if we are unable to consummate a business combination by December 14, 2007, up to an aggregate of $300,000 of interest earned on the trust account may be released to us to fund working capital requirements. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through December 14, 2008, assuming that a business combination is not consummated during that time. From December 14, 2006 through December 14, 2008, we anticipate approximately $180,000 for the administrative fee payable to Beijing Kiview Real Estate Agency Co., Ltd. ($7,500 per month for two years), $190,000 of expenses for legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business by our officers, directors, existing stockholders and special advisors, $80,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, and $300,000 for general working capital that will be used for miscellaneous expenses, taxes and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

We paid a total of $1,552,500 in underwriting discounts and commissions, and $698,586 has been paid for costs and expenses related to the offering, including $150,000 for the underwriters’ non-accountable expense allowance of 0.5% of the gross proceeds.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $ 32,489,436. In addition, we raised $1,250,000 through the private placement described above. Of the proceeds received from the consummation of the initial public offering and private placement, $32,747,500 was deposited into the trust account and the remaining $991,936 became available to be used in providing business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6: EXHIBITS

(a)   Exhibits:

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANTHEON CHINA ACQUISITION CORP.

Dated: August 13, 2007
/s/ Mark D. Chen
Mark D. Chen
Chairman, Chief Executive Officer and President

/s/ Jennifer J. Weng
Jennifer J. Weng
Chief Financial Officer