Form 10QSB
period 2007-09-30
Pantheon China Acquisition Corp.
filed 2007-11-14
CIK 1367209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from July 1, 2007 to September 30, 2007

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

As of November 13, 2007, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash	$104,676	$920,135
Short-term investments	242,892	-
Cash held in trust	33,674,897	32,787,397
Prepaid expenses	39,180	20,500

Total assets	$34,061,645	$33,728,032

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$181	$135,379
Advances from Officers	69,529	-
Notes payable to shareholders	-	37,000
Deferred underwriting discount & commission	345,000	345,000
Franchise tax payable	8,399	21,341
Deferred interest	185,387	7,976

Total liabilities	608,496	546,696

Commitments
Common stock subject to possible conversion of 1,149,425
shares at conversion value	6,546,225	6,546,225

Stockholders’ equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,000,000 shares	700	700
Additional paid-in capital	26,631,712	26,632,089
Earnings accumulated during the development stage	274,512	2,322

Total stockholders’ equity	26,906,924	26,635,111

Total liabilities and stockholders’ equity	$34,061,645	$33,728,032

The accompanying notes should be read in conjunction with
these unaudited condensed financial statements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the period from April 10, 2006 (inception) to September 30, 2006	For the period from April 10, 2006 (inception) to September 30, 2007

Travel	$56,510	$-	152,386	$-	$152,386
Consulting fees	8,278	-	45,711	-	45,711
Professional fees	3,119	-	35,995	-	35,995
Administrative management expense	22,500	-	67,500	-	72,000
Marketing expense	-	-	1,817	-	1,817
Other operating expenses	39,801	-	90,547	4,000	94,547
Insurance	7,580	-	20,323	-	20,323
Franchise taxes	2,928	-	17,053	-	38,394

Operating loss	(140,716)	-	(431,332)	(4,000)	(461,173)

Unrealized loss of short-term investments	(12,032)	-	(28,553)	-	(28,553)
Interest income	5,531	-	21,987	-	22,228
Interest income on trust fund investment	242,932	-	710,088	-	742,010

Income (loss) before tax	95,715	-	272,190	(4,000)	274,512

Less: provision for income tax	-	-	-	-	-

Net income (loss)	$95,715	$-	272,190	$(4,000)	$274,512

Weighted average shares outstanding	7,000,000	1,250,000	7,000,000	1,250,000	4,279,685

Basic and diluted net income (loss) per share	$0.01	$-	0.04	$(0.00)	$0.06

The accompanying notes should be read in conjunction with
these unaudited condensed financial statements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

	Common Stock		Additional paid-in	Earnings Accumulated During the Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
Common shares issued April 10, 2006 at $0.02 per share	1,250,000	$125	$24,875	$-	$25,000

Sale of 5,750,000 units, net of underwriters' discount and offering expenses (includes 1,149,425 shares subject to possible conversion)	5,750,000	575	31,903,339	-	31,903,914

Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000

Proceeds subject to possible conversion of 1,149,425 shares	-	-	(6,546,225)	-	(6,546,225)

Proceeds from issuance of additional underwriting purchase option	-	-	100	-	100

Net income for the period	-	-	-	2,322	2,322

Balance at December 31, 2006	7,000,000	700	26,632,089	2,322	26,635,111

Unaudited:
Net income for nine months ended September 30, 2007	-	-	-	272,190	272,190

Additional expenses of public offering	-	-	(377)	-	(377)

Balance at September 30, 2007	7,000,000	$700	$26,631,712	$274,512	$26,906,924

The accompanying notes should be read in conjunction with
these unaudited condensed financial statements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the Nine Months Ended September 30, 2007	For the period from April 10, 2006 (inception) to September 30, 2006	For the period from April 10, 2006 (inception) to September 30, 2007

Cash flows from operating activities:
Net income (loss)	$272,190	$(4,000)	$274,512
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accrued interest income on investments held in trust	(887,500)	-	(927,397)
Change in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	(18,680)	(11,499)	(39,180)
Increase (decrease) in accrued expenses	(4,319)	4,000	181
Increase (decrease) in accrued franchise taxes	(12,942)	-	8,399
Increase (decrease) in deferred interest	177,411	-	185,387
Net cash (used in) operating activities	(473,840)	(11,499)	(498,098)

Cash flows from investing activities:
Purchase of short-term investments, net	(242,892)	-	(242,892)
Cash held in trust fund	-	-	(32,747,500)
Net cash (used in) investing activities	(242,892)	-	(32,990,392)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	-	25,000	25,000
Proceeds from notes payable to stockholders	-	100,000	100,000
Deferred costs associated with initial public offering	-	(97,150)	-
Repayment of notes payable to stockholders	(37,000)	-	(100,000)
Proceeds from advances from Officers	69,529	-	69,529
Gross proceeds from initial public offering	-	-	34,500,000
Proceeds from sale of insider warrants	-	-	1,250,000
Proceeds from issuance of underwriting purchase option	-	-	100
Payment of costs associated with offering	(131,256)	-	(2,251,463)
Net cash (used in) provided by financing activities	(98,727)	27,850	33,593,166

Net (decrease) increase in cash	(815,459)	16,351	104,676
Cash at beginning of period	920,135	-	-
Cash at end of period	$104,676	$16,351	$104,676

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting discount & commission	$-	$12,000	$345,000

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

The financial statements at September 30, 2007 and for the periods ended September 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations, and cash flows for the periods ended September 30, 2007 and 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 14, 2006. The Company consummated the Offering on December 20, 2006 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $32,747,500 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At September 30, 2007, the Trust Account was invested in money market funds that are tax exempt for Federal tax purposes and the value of the Trust Account amounted to $33,674,897. Additionally, if the Company is unable to consummate a Business Combination by December 14, 2007, up to an aggregate of $300,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest income held in the Trust Account has been classified as deferred interest at September 30, 2007.

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

For the three months ended September 30, 2007, we had a net income of $95,715 derived from interest income of $248,463 offset by $7,580 for director and officer liability insurance, $3,119 for professional fees, $56,510 for travel expenses, $2,928 in Delaware franchise taxes, $22,500 for administrative management fees, $8,278 for consulting fees , $12,032 for unrealized loss of short-term investments and $39,801 for other operating expenses.

For the nine months ended September 30, 2007, we had a net income of $272,190 derived from interest income of $732,075 offset by $20,323 for director and officer liability insurance, $1,817 for marketing expenses, $35,995 for professional fees, $152,386 for travel expenses, $17,053 in Delaware franchise taxes, $67,500 for administrative management fees, $45,711 for consulting fees , $28,553 for unrealized loss of short-term investments and $90,547 for other operating expenses.

For the three months ended September 30, 2006, we had no operations. For the period from April 10, 2006 (inception) to September 30, 2006, we had a net loss of $4,000 derived from $4,000 for other operating expenses.

For the period from April 10, 2006 (inception) to September 30, 2007, we had a net income of $274,512 derived from interest income of $764,238 offset by $20,323 for director and officer liability insurance, $1,817 for marketing expenses, $35,995 for professional fees, $152,386 for travel expenses, $38,394 in Delaware franchise taxes, $72,000 for administrative management fees, $45,711 for consulting fees, $28,553 for unrealized loss of short-term investments and $94,547 for other operating expenses.

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

Commencing on December 14, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Beijing Kiview Real Estate Agency Co., Ltd. of $7,500 per month for providing us with office space and certain general and administrative services. Additionally, in June 2006, our officers and directors advanced an aggregate of $100,000 to us for payment of offering expenses on our behalf. This loan was repaid following our initial public offering from the proceeds of the offering.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PANTHEON CHINA ACQUISITION CORP.

Dated: November 13, 2007	/s/ Mark D. Chen

Mark D. Chen Chairman, Chief Executive Officer and President

/s/ Jennifer J. Weng

Jennifer J. Weng Chief Financial Officer