Form 10KSB
period 2007-12-31
Pantheon China Acquisition Corp.
filed 2008-04-15
CIK 1367209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the fiscal year ended: December 31, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from ______________to ______________

Commission File Number 000-51200

Pantheon China Acquisition Corp.
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-4665079 (Small Business Issuer I.R.S. Employer I.D. Number)

3106B, Office Tower A, Beijing Fortune, Plaza 7 Dongsanhuan Zhonglu, Chaoyang District, Beijing, China, 100020 (Address of principal executive offices)	Not applicable (zip code)

86-10-85322720
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

Issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

As of March 31, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $32,775,000.

As of March 31, 2008, there were 7,000,000 shares of Common Stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: The information contained in the registrant’s prospectus dated December 14, 2006, and filed on December 15, 2006 pursuant to Rule 424(b)(3) (SEC File No. 333-136590) is incorporated into certain portions of Parts I, II and III as specified herein.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Pantheon China Acquisition Corp. is a blank check company formed on April 10, 2006 for the purpose of acquiring, through a stock exchange, asset acquisition or other similar business combination, or control, through contractual arrangements, an operating business that has its principal operations located in the People’s Republic of China. Our efforts in identifying a prospective target business are not limited to a particular industry.

On December 20, 2006, we consummated our initial public offering (“IPO”) of 5,750,000 units, including 750,000 subject to an over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $34,500,000. Simultaneously with the consummation of the IPO, we consummated the private sale of 2,083,334 warrants at a price of $0.60 per warrant, generating total proceeds of $1,250,000. We refer to these warrants as the insider warrants. The insider warrants were purchased by Christina Jun Mu and Kevin Kezhong Wu, each an officer and director of our company, Francisco A. Garcia and Hunter S. Reisner, each a special advisor of our company, Easton Capital Corp. Defined Benefit Plan, an entity of which John H. Friedman, one of our special advisors, is trustee, and Pantheon China Acquisition Limited, an entity owned by Mark D. Chen, our chief executive officer and president. The insider warrants are identical to the warrants included in the units sold in the IPO except that if we call the warrants for redemption, the insider warrants may be exercisable on a cashless basis so long as such warrants are held by the purchasers or their affiliates. The purchasers of the insider warrants have agreed that the insider warrants will not be sold or transferred by them until after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the public offering and the private sale were approximately $33,739,436, of which $32,747,500 was deposited into a trust fund and the remaining proceeds $991,936 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2007, we have used approximately $541,506 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was $33,659,431 held in the trust fund.

BUSINESS

Opportunities in China

Opportunities for market expansion have emerged for businesses with operations in China due to certain changes in the People’s Republic of China’s (“PRC”) political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making business combinations and an attractive operating environment for a target business for several reasons, including:

●
prolonged economic expansion within China, including gross domestic product growth of approximately 9% on average over the last 25 years, including 9.5% in 2004, 9.9% in 2005, 10.2% in the first quarter of 2006 and 10.9% in the second quarter of 2006 (National Bureau of Statistics of China);

●	attractive valuations for target businesses within China;
●	increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity;
●	favorable labor rates and efficient, low-cost manufacturing capabilities;
●
the recent entry of China into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States; and

●
the fact that China’s public equity markets are not as well developed and active as the equity markets within the United States and are characterized by companies with relatively small market capitalizations and low trading volumes, thereby causing Chinese companies to attempt to be listed on the United States equity markets.

We believe that these factors and others should enable us to complete a business combination with a target business with growth potential on favorable terms.

Government Regulations

Government regulations relating to foreign exchange controls

The principal regulation governing foreign exchange in China is the Foreign Currency Administration Rules (IPPS), as amended. Under these rules, the Renminbi, China’s currency, is freely convertible for trade and service related foreign exchange transactions, but not for direct investment, loan or investment in securities outside of China unless the prior approval of the State Administration for Foreign Exchange (SAFE) of China is obtained. Foreign investment enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates” for FIEs. Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. This prior approval may delay or impair our ability to operate following a business combination. On October 21, 2005, the SAFE issued Circular No. 75 on “Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles.” Circular No. 75 confirms that the use of offshore special purpose vehicles as holding companies for PRC investments are permitted as long as proper foreign exchange rules are complied with.

Government regulations relating to taxation

According to the PRC Income Tax Law of Foreign Investment Enterprises and Foreign Enterprises and the Implementation Rules for the Income Tax Law, the standard Enterprise Income Tax (EIT) rate of FIEs is 33%, reduced or exempted in some cases under any applicable laws or regulations. Income such as dividends and profits derived from the PRC by a foreign enterprise which has no establishment in the PRC is subject to a 20% withholding tax, unless reduced or exempted by any applicable laws or regulations. The profit derived by a foreign investor from an FIE is currently exempted from the 20% withholding tax. However, if this exemption were to be removed in the future, we might be required to deduct certain amounts from dividends we may pay to our stockholders following a business combination to pay corporate withholding taxes.

Effecting a Business Combination

General

We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be applied generally toward effecting a business combination as described in our prospectus dated December 14, 2006, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our securities are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus prepared in connection with our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business combinations on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is). If we determine to enter into a business combination with a target business that is affiliated with our officers, directors, special advisors or stockholders, we would do so only if we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. However, as of the date of this Annual Report, there are no affiliated entities that we would consider as a business combination target.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with its principal operations located in the People’s Republic of China, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management considers, among other factors, the following:

●	financial condition and results of operation;
●	growth potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	barriers to entry;
●	stage of development of the products, processes or services;
●	degree of current or potential market acceptance of the products, processes or services;
●	proprietary features and degree of intellectual property or other protection of the products, processes or services;
●	regulatory environment of the industry; and
●	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. We seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we would cease negotiations with such target business.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

We have engaged EarlyBirdCapital, the representative of the underwriters, on a non-exclusive basis, to act as our investment banker to assist us in structuring a business combination and negotiating its terms (but not for purposes of locating potential target candidates for our business combination). We anticipate that these services will include assisting us with valuing and structuring any proposed offer to be made to a target business and negotiating a letter of intent and/or definitive agreement with any potential target business. We will pay the representative a cash fee at the closing of our business combination of 1.0% of the total consideration paid in connection with the business combination, with a maximum fee to be paid of $300,000.

Fair market value of target business

The target business that we complete a business combination with must have a fair market value equal to at least 80% of our net assets at the time of such business combination, although we may complete a business combination with a target business whose fair market value significantly exceeds 80% of our net assets. In order to consummate such business combination, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of business diversification

Our business combination must be with a target business or businesses which satisfies the minimum valuation standard at the time of such business combination, as discussed above, although this process may entail the simultaneous business combinations of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously complete a business combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the target business’ management

It is likely that we will structure a business combination as a reverse triangular merger, issuing a majority of our shares to the holders of the target’s equity. In this context, while we will be the party seeking out a company to acquire, we will most likely lose control of the company following a business combination. As a result, current management may not remain with the company following a business combination and the target business’ management may control management of the company. Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that Mark D. Chen, Jennifer J. Weng, Christina Jun Mu and Kevin Kezhong Wu will remain in a senior management or advisory position with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements with management of the target business in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the business combination is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. We will publicly announce the record date for determining the shareholders entitled to vote at the meeting to approve our business combination at least two business days prior to such record date.

In connection with the vote required for any business combination, all of our stockholders prior to our initial public offering, including all of our officers and directors, have agreed to vote their respective initial shares in accordance with the majority of the shares of common stock voted by the public stockholders. We refer to these stockholders as the initial stockholders. This voting arrangement shall not apply to shares included in units purchased in our initial public offering or purchased following our initial public offering in the open market by any of our initial stockholders, officers and directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders do not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in their initial shares or purchased by them in our initial public offering or in the aftermarket (nor will they seek appraisal rights with respect to such shares if appraisal rights would be available to them). The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest except for up to $300,000 that may be released to us to fund our working capital requirements, (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust account, the initial per-share conversion price would be $5.69 or $0.31 less than the per-unit offering price of $6.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which approximately 19.99% of the public stockholders may exercise their conversion rights and the business combination will still go forward.

Investors in our initial public offering who do not sell, or who receive less than an aggregate of $0.31 of net sales proceeds for, the warrants included in the units, or persons who purchase common stock in the aftermarket at a price in excess of $5.69 per share, may have a disincentive to exercise their conversion rights because the amount they would receive upon conversion could be less than their original or adjusted purchase price.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until December 14, 2008. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate life by December 14, 2008 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

If we are unable to complete a business combination by December 14, 2008, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust fund. If such funds are insufficient, our management has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.69, or $0.31 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Mark D. Chen has personally agreed, pursuant to an agreement with us and the underwriter that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. We cannot assure you, however, that he would be able to satisfy those obligations and, accordingly, that the actual per-share liquidation price will not be less than $5.69, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $5.69 per share.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after December 14, 2008 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, we believe the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”  As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after December 14, 2008, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are approximately 59 blank check companies that have completed initial public offerings in the United States with more than $4.3 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the completion of our initial public offering and prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that with the net proceeds of our initial public offering there may be numerous potential target businesses with which we can complete a business combination, our ability to compete in completing a business combination with certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the business combination of a target business. Further, the following may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;
●
our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

●	our outstanding warrants and options, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in completing a business combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Fourth Quarter	$7.10	$6.31	$5.59	$5.50	$0.77	$0.45

Third Quarter	7.11	6.40	5.60	5.42	0.77	0.53

Second Quarter	7.35	6.80	5.55	5.45	0.90	0.69

First Quarter	7.05	6.45	5.50	5.37	0.85	0.69

2006:
Fourth Quarter	6.25	6.18	N/A	N/A	N/A	N/A

Holders

As of April 15, 2008, there was one holder of record of our units, ten holders of record of our common stock and seven holders of record of our warrants.

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

Securities authorized for issuance under equity compensation plans.

None.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Initial Public Offering

On December 20, 2006, we consummated our initial public offering of 5,750,000 units, including 750,000 subject to an over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $34,500,000. EarlyBirdCapital (“EBC”) was the managing underwriter in the offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-136590). The Securities and Exchange Commission declared the registration statement effective on December 14, 2006.

We paid a total of $1,552,500 in underwriting discounts and commissions and $698,963 for costs and expenses related to the offering, including $150,000 for the underwriters’ non-accountable expense allowance of 0.5% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $31,904,000. In addition, we raised $1,250,000 through the private placement described above. Of the proceeds received from the consummation of the initial public offering and private placement, $32,747,500 was deposited into a trust fund and the remaining $991,936 became available to be used in providing business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,211,931 in interest through December 31, 2007.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Plan of Operations

We were formed on April 10, 2006 to serve as a vehicle to acquire, through a stock exchange, asset acquisition or other similar business combination, or control, through contractual arrangements, an operating business that has its principal operations located in the People’s Republic of China. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. There are no limitations on our ability to incur debt or issue equity securities in order to consummate a business combination.

We consummated our initial public offering on December 20, 2006. All activity from April 10, 2006 through December 20, 2006 related to our formation and our initial public offering. Since December 20, 2006, we have been searching for prospective target businesses to acquire.

Results of Operations for the fiscal year ended December 31, 2007 compared to the fiscal year ended December 31, 2006

Net income for the year ended December 31, 2007 of $393,165 consisted of $1,022,639 of interest income reduced by a unrealized loss of $50,980 on the short term investments, $185,422 for travel expense, $58,157 consulting fees, $65,244 professional fees, $90,000 administrative management services, $1,817 marketing expense, $119,764 other operating expense, $27,903 for insurance and $30,187 for franchise taxes.

Net income for the period from April 10, 2006 (inception) to December 31, 2007 of $395,487 consisted of $1,054,802 of interest income reduced by a unrealized loss of $50,980 on the short term investments, $185,422 for travel expense, $58,157 consulting fees, $65,244 professional fees, $94,500 administrative management services, $1,817 marketing expense, $123,764 other operating expense, $27,903 for insurance and $51,528 for franchise taxes.

For the period from April 10, 2006 (inception) to December 31, 2006, the Company had a net income of $2,322 consisted of $32,163 of interest income reduced by $4,500 for administrative management services, $4,000 other operating expense and $21,341 for franchise taxes.

Liquidity and Capital Resources

Including the $300,000 of interest income released to us from the trust, we have $441,958 of working capital at December 31, 2007. We believe we have sufficient working capital to fund our operations through December 14, 2008, or 24 months after the consummation of the initial public offering. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to consummation of a business transaction. Management is actively searching for a target company to acquire prior to December 14, 2008.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

None

ITEM 8A(T). CONTROL AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2007, our internal controls over financial reporting were effective. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods is subject to the risk that controls may become inadequate because of changes in conditions in the future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16( a ) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark D. Chen	39	Chairman of the Board, Chief Executive Officer and President
Jennifer J. Weng	39	Chief Financial Officer and Secretary
Christina Jun Mu	37	Vice President and Director
Kevin Kezhong Wu	43	Executive Vice President and Director

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

Jennifer J. Weng has been our chief financial officer and secretary since our inception. Since April 2005, she has been an executive director of Greater Pacific Inc., a financial advisory company through which she has been active in its private investment activities, as well as providing strategic and financial advisory services to private companies in China. From January 2001 to March 2005, she was a senior research analyst with Industrial Bank of Japan, Ltd. and its successor Mizuho Corporate Bank in New York, one of the world’s largest commercial banks, providing research, due diligence, and credit analysis for public debt offering, corporate lending and leveraged buyout transactions in a wide range of industries in the United States. From May 2000 to January 2001, she was vice president of finance for a-Media Inc., a publishing and media company based in New York. From February 1998 to May 2000, she was an associate of the fixed income division with Morgan Stanley. From 1995 to 1998, she was with KPMG Peat Marwick performing auditing on numerous private and public companies in United States. Ms. Weng received a B.A. from Tongji University, China and an M.B.A. from Indiana University of Pennsylvania. Ms. Weng is the spouse of Mark D. Chen.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 10. EXECUTIVE COMPENSATION

No compensation of any kind, including finders and consulting fees, will be paid to any of our officers, directors or initial stockholders (Founders) or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Mark D. Chen	692,500	(2)	9.9%
Jennifer J. Weng	692,500	(3)	9.9%
Christina Jun Mu	231,250	(4)	3.3%
Kevin Kezhong Wu	231,250	(4)	3.3%
Fir Tree, Inc. (5)	693,000	(6)	9.9%
Farallon Partners, L.L.C. (7)	525,000	(8)	7.5%
QVT Financial LP (9)	452,350	(10)	6.5%
Deutsche Bank AG	395,245	(11)	5.6%
President and Fellows of Harvard College	746,299	(12)	10.7%
All directors and executive officers as a group (4 individuals)	1,155,000	(13)	16.5%

(1)	Unless otherwise noted, the business address of each beneficial owner is 3106B, Office Tower A, Beijing Fortune, Plaza 7 Dongsanhuan Zhonglu, Chaoyang District, Beijing100020, China.
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

(4)	Does not include 333,333 warrants to purchase shares of common stock that are not currently exercisable and will not be exercisable within 60 days.
(5)	The business address of Fir Tree, Inc. (Fir Tree) is 505 Fifth Avenue, 23 rd Floor, New York, New York 10017.
(6)
Includes (i) 640,038 shares of common stock held by Sapling, LLC, and (ii) 52,962 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities and exercises voting and disposition power over the shares. The foregoing was derived from a Schedule 13G filed with the SEC on February 14, 2008.

(7)	The business address of Farallon Partners, L.L.C. is c/o Farallon Capital Management, LLC, One Maritime Plaza, Suite 1325, San Francisco, California 94111.
(8)
Includes (i) 156,500 shares of common stock held by Farallon Capital Partners, L.P., (ii) 151,400 shares of common stock held by Farallon Capital Institutional Partners, L.P., (iii) 10,100 shares of common stock held by Farallon Capital Institutional Partners II, L.P., (iv) 10,100 shares of common stock held by Farallon Capital Institutional Partners III, L.P., (v) 7,600 shares of common stock held by Tinicum Partners, L.P., and (vi) 189,300 shares of common stock held by Farallon Capital Offshore Investors II, L.P (collectively, the “Farallon Funds”). Does not include 1,050,000 warrants to purchase shares of common stock, that are not currently exercisable and will not become exercisable in 60 days. Farallon Partners, L.L.C. is the general partner of each of the Farallon Funds and exercises voting and disposition power over their shares. Effective as of September 10, 2007, Farallon Partners, L.L.C. entered into certain subadvisory arrangements with ChinaRock Capital Management Limited pursuant to which the ChinaRock Capital Management Limited was granted investment discretion over certain of the assets of the Farallon Funds. The foregoing information was derived from a Schedule 13G filed with the SEC on September 20, 2007.

(9)	The business address of QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.
(10)
QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 368,875 shares of Common Stock, and for Quintessence Fund L.P. (“Quintessence), which beneficially owns 41,230 shares of Common Stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 42,245 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 452,350 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 410,105 shares of Common Stock. The foregoing information was derived from a Schedule 13G filed with the SEC on January 16, 2008.

(11)
The business address of Deutsche Bank AG, London Branch, is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main,Federal Republic of Germany. The foregoing information was derived from a Schedule 13G filed with the SEC on February 6, 2008.

(12)
The business address of the President and Fellows of Harvard College is c/o Harvard Management Company, Inc., 600 Atlantic Ave., Boston, MA 02210. The foregoing information was derived from a Schedule 13G filed with the SEC on March 10, 2008.

(13)	Does not include 1,958,333 warrants to purchase shares of common stock that are not currently exercisable and will not be exercisable within 60 days.

All 1,250,000 shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described in Item 12 below.

Mark D. Chen, Christina Jun Mu and Kevin Kezhong Wu may be deemed to be our “promoters,” as this term is defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

In April 2006, we issued 1,250,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.02 per share, as follows:

Name	Number of Shares	Relationship to Us
Super Castle Investments Limited	350,000	Owner is the Company’s Chairman of the Board, Chief Executive Officer and President
Mark D. Chen	242,500	Chairman of the Board, Chief Executive Officer and President
Christina Jun Mu	231,250	Vice President and Director
Kevin Kezhong Wu	231,250	Executive Vice President and Director
Jennifer J. Weng	100,000	Chief Financial Officer and Secretary
Qiang Sean Wang	45,000	Special Advisor
Hunter S. Reisner	20,000	Special Advisor
Easton Capital Corp. Defined Benefit Plan	15,000	Trustee is John H. Friedman, a Special Advisor
Francisco A. Garcia	15,000	Special Advisor

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement entered into in connection with the completion of our initial public offering. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Certain of our officers, directors and special advisors (or their affiliates) purchased 2,083,334 insider warrants (for an aggregate purchase price of approximately $1,250,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. The insider warrants were priced in excess of their estimated fair value based on what we believe would be the market price for our warrants at the time the common stock and warrants commenced separate trading, based upon the trading prices of similar warrants of other blank check companies. The insider warrants are identical to the warrants underlying the units sold in our initial public offering, except that if we call the warrants for redemption, the insider warrants may be exercisable on a cashless basis so long as such warrants are held by such officers, directors and special advisors or their affiliates. Additionally, the purchasers have agreed that the insider warrants will not be sold or transferred by them until after we have completed a business combination.

Our officers and directors advanced to us an aggregate of $100,000 to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of May 1, 2007 or the consummation of our initial public offering. Upon the consummation of our initial public offering, we repaid these loans from the proceeds of the offering not being placed in trust.

We will reimburse our initial stockholders, officers, directors and special advisors or their affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers, directors or special advisors who owned our common stock prior to our initial public offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As previously disclosed in our January 31, 2008 8-K filing, on January 30, 2008, certain of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen LLP (“M&P”). As a result, GGK resigned as auditors of the Company. Also, as previously discussed in our March 21, 2008 8-K filing, on March 17, 2008 M&P was appointed as our independent registered public accounting firm in connection with the Company’s annual financial statements for the year ended December 31, 2007. The following table represents the aggregate fees billed or expected to be billed for services rendered by M&P and GGK for the fiscal years ended December 31, 2007 and 2006.

The firm of Goldstein Golub Kessler LLP (“GGK”) acted as our principal accountant.  GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services.  GGK had no full time employees and therefore, none of the audit services performed were provided by permanent full time employees of GGK. GGK managed and supervised the audit staff, and is exclusively responsible for the opinion rendered in connection with their examination.

	December, 31	December, 31
	2007	2006
Audit Fees - M&P	$35,000	$-
Audit Fees - GGK	$24,500	$49,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$2,666
All Other Fees	$-	$-

Total Fees	$59,500	$52,166

Audit Fees

M&P audit fees consist of fees for the audit of our 2007 year end financial statements. GGK audit fees consist of fees for the audit of our 2006 year end financial statements, and the reviews of the interim financial statements as of March 31, 2007, June 30, 2007 and September 30, 2007 included in our quarterly reports on Form 10-QSB and services rendered in connection with our registration statements, including related audits and proxy filings.

Audit-Related Fees

We did not incur audit-related fees with M&P or GGK for the fiscal years ended December 31, 2007 and 2006.

Tax Fees

We did not incur tax-related fees with M&P for the fiscal year ended December 31, 2007. We incurred $2,666 of tax fees for the preparation of our 2006 tax returns with RSM McGladrey, Inc.

All Other Fees

We did not incur any fees with M&P or GGK during the fiscal years ended December 31, 2007 and 2006 other than those described above.

 Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pantheon China Acquisition Corp.

We have audited the accompanying balance sheet of Pantheon China Acquisition Corp. (a corporation in the development stage) as of December 31, 2007 and the related statements of income, stockholders’ equity and cash flows for the year then ended and the amounts included in the cumulative columns in the statements of income and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pantheon China Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Pantheon China Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company may face a mandatory liquidation by December 14, 2008 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Pantheon China Acquisition Corp.'s internal control over financial reporting as of December 31, 2007 included in “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGLADREY & PULLEN, LLP
McGLADREY & PULLEN, LLP
New York, New York

April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pantheon China Acquisition Corp.

We have audited the accompanying balance sheet of Pantheon China Acquisition Corp. (a corporation in the development stage) as of December 31, 2006, and the related statements of income, stockholders’ equity and cash flows for the period from April 10, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 29, 2007

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$339,220	$920,135
Short-term investments	145,270	-
Investments held in trust	33,659,431	32,787,397
Prepaid expenses	37,298	20,500

Total assets	$34,181,219	$33,728,032

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$23,713	$135,379
Advances from Officers	38,910	-
Notes payable to shareholders	-	37,000
Deferred underwriting discount & commission	345,000	345,000
Franchise tax payable	17,207	21,341
Deferred interest	182,265	7,976

Total liabilities	607,095	546,696

Commitments

Common stock subject to possible conversion of 1,149,425
shares at conversion value	6,546,225	6,546,225

Stockholders’ equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,000,000 shares	700	700
Additional paid-in capital	26,631,712	26,632,089
Earnings accumulated during the development stage	395,487	2,322

Total stockholders’ equity	27,027,899	26,635,111

Total liabilities and stockholders’ equity	$34,181,219	$33,728,032

See notes to financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Statements of Income

		Period from	Period from
	Year Ended	April 10, 2006 (inception)	April 10, 2006 (inception)
	December 31, 2007	to December 31, 2006	to December 31, 2007
Travel	$185,422	$-	$185,422
Consulting fees	58,157	-	58,157
Professional fees	65,244	-	65,244
Administrative management expense	90,000	4,500	94,500
Marketing expense	1,817	-	1,817
Other operating expenses	119,764	4,000	123,764
Insurance	27,903	-	27,903
Franchise taxes	30,187	21,341	51,528

Operating loss	(578,494)	(29,841)	(608,335)

Unrealized losses on short-term investments	(50,980)	-	(50,980)
Interest income	24,895	241	25,136
Interest income on trust fund investment	997,744	31,922	1,029,666

Income before tax	393,165	2,322	395,487

Less: provision for income tax	-	-	-

Net income	$393,165	$2,322	$395,487

Weighted average shares outstanding	7,000,000	1,487,782

Basic and diluted net income per share	$0.06	$0.00

See notes to financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Statements of Stockholders' Equity

				Earnings
				Accumulated
			Additional	During the
	Common Stock		paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
Common shares issued April 10, 2006 at $0.02 per share	1,250,000	$125	$24,875	$-	$25,000

Sale of 5,750,000 units, net of underwriters' discount and
offering expenses (includes 1,149,425 shares subject to	5,750,000	575	31,903,339	-	31,903,914
possible conversion)

Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000

Proceeds subject to possible conversion of 1,149,425 shares	-	-	(6,546,225)	-	(6,546,225)

Proceeds from issuance of additional underwriting purchase option	-	-	100	-	100

Net income for the period	-	-	-	2,322	2,322

Balance at December 31, 2006	7,000,000	700	26,632,089	2,322	26,635,111

Net income for the year ended December 31, 2007	-	-	-	393,165	393,165

Additional expenses of public offering	-	-	(377)	-	(377)

Balance at December 31, 2007	7,000,000	$700	$26,631,712	$395,487	$27,027,899

See notes to financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Statements of Cash Flows

		Period from	Period from
	Year Ended	April 10, 2006 (inception)	April 10, 2006 (inception)
	December 31, 2007	to December 31, 2006	to December 31, 2007
Cash flows from operating activities:
Net income	$393,165	$2,322	$395,487
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest income on investments held in trust	(1,172,034)	(39,897)	(1,211,931)
Unrealized losses on short-term investments	50,980	-	50,980
Change in operating assets and liabilities:
(Increase) in prepaid expenses	(16,798)	(20,500)	(37,298)
Increase in accrued expenses	19,213	4,500	23,713
Increase (decrease) in accrued franchise taxes	(4,134)	21,341	17,207
Increase in deferred interest	174,289	7,976	182,265
Net cash used in operating activities	(555,319)	(24,258)	(579,577)

Cash flows from investing activities:
Purchase of short-term investments, net	(196,250)	-	(196,250)
Investments held in trust fund	-	(32,747,500)	(32,747,500)
Disbursement of interest earned on investments held in the trust	300,000	-	300,000
Net cash provided by (used in) investing activities	103,750	(32,747,500)	(32,643,750)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	-	25,000	25,000
Proceeds from notes payable to stockholders	-	100,000	100,000
Repayment of notes payable to stockholders	(37,000)	(63,000)	(100,000)
Proceeds from advances from Officers	38,910	-	38,910
Gross proceeds from initial public offering	-	34,500,000	34,500,000
Proceeds from sale of insider warrants	-	1,250,000	1,250,000
Proceeds from issuance of underwriting purchase option	-	100	100
Payment of costs associated with offering	(131,256)	(2,120,207)	(2,251,463)
Net cash (used in) provided by financing activities	(129,346)	33,691,893	33,562,547

Net (decrease) increase in cash	(580,915)	920,135	339,220
Cash at beginning of period	920,135	-	-
Cash at end of period	$339,220	$920,135	$339,220

Supplemental schedule of non-cash financing activities:
Accrual of offering costs	$-	$130,879	-
Accrual of deferred underwriting discount & commission	$-	$345,000	$345,000

See notes to financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

1.	Organization and Business Operations
Pantheon China Acquisition Corp. (the “Company”) was incorporated in Delaware on April 10, 2006 as a blank check company whose objective is to acquire, through a stock exchange, asset acquisition or other similar business combination, an operating business, or control such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China.

All activity from April 10, 2006 (inception) through December 20, 2006 relates to the Company’s formation and initial public offering described below. Subsequent to December 20, 2006, the Company has been seeking a business combination with an operating business as described below.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by December 14, 2008. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2). The financial statements do not include any adjustments that might result from this uncertainty.

Management is actively searching for a target company to acquire and to complete respective SEC filing processes as well as shareholder approval before December 14, 2008.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 14, 2006. The Company consummated the offering on December 20, 2006. Simultaneous to the consummation of the Offering, certain of the Company’s officers, directors and special advisors purchased an aggregate of 2,083,334 insider warrants from the Company in a private placement (the “Private Placement”) (Note 3). The insider warrants sold in the Private Placement were identical to the warrants underlying the units sold in the Offering, except that if the warrants are called for redemption, the insider warrants may be exercisable on a cashless basis, as described in Note 3 below. The Company received net proceeds from the Offering and the Private Placement of $33,153,914 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $32,747,500 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, Chief Executive Officer and President has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, as per the trust agreement, $300,000 of interest earned on the Trust Account balance was released to the Company on December 31, 2007 to fund working capital requirements in 2008.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the related interest earned has been classified as deferred interest in the accompanying December 31, 2007 and 2006 balance sheets.

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments. All short term investments have been classified as trading securities and are recorded at market value.

Investments held in trust are invested in money market obligation (trust municipal obligations) with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost.

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and investments held in trust. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposit are held and the nature of investments held in trust.

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash: The carrying amount approximates the fair value.

Short-term investments: The investments (preferred stock) are carried at market value based on quoted market prices.

Investments held in trust (which includes deferred underwriting fees): The investment (money market obligations) is carried at market value, which approximates cost plus accrued interest.

Current liabilities: The carrying amounts approximate the fair values.

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

Income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The effect of the 11,500,000 outstanding warrants issued in connection with the initial public offering, and 2,083,334 outstanding warrants issued in connection with the private placement have not been considered in diluted income per share calculations since such warrants are contingently exercisable. The effects of the 500,000 units (representing 1,500,000 shares of common stock and equivalents) included in the underwriters’ option has not been considered in the calculation of diluted earnings per common share since the average market price of a unit through December 31, 2007 was less than the exercise price per unit.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB released SFAS 141R, “Business Combinations” that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

In December 2007, the FASB released SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” that is effective for annual periods beginning after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the Company will re-classify any non-controlling interests as a component of equity.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	Initial Public Offering
On December 20, 2006, the Company sold 5,750,000 units (“Units”), including 750,000 Units relating to the underwriters’ over-allotment option, in the Offering at an offering price of $6.00. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or December 14, 2007 and expiring December 13, 2010. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 500,000 Units at an exercise price of $6.60 per Unit. The Units issuable upon exercise of the Option are identical to the Units sold in the Offering. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as a cost of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Option is approximately $1,440,951 ($2.88 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.0%, (2) risk-free interest rate of 4.90% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the Option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Option or the Warrants underlying the Option. The holder of the Option will not be entitled to exercise the Option or the Warrants underlying the Option unless a registration statement covering the securities underlying the Option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless. The Warrants underlying the Option Units are exercisable at the same price as the Public Warrants.

3.	Private Placement
The Company’s directors and certain special advisors and their members purchased 2,083,334 Warrants (“Insider Warrants”) at $0.60 per Warrant (for an aggregate purchase price of approximately $1,250,000) privately from the Company. The purchase price of the Warrants was in excess of their estimated fair value. These purchases took place simultaneously with the consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units sold in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable, at the Initial Stockholders’ option, on a “cashless basis” so long as such securities are held by such Initial Stockholders or their affiliates. Additionally, such purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

4.	Investments Held in Trust	Reconciliation of investments held in trust as of December 31, 2007 and 2006 is as follows:

	December, 31	December, 31
	2007	2006
Contribution to trust	$32,747,500	$32,747,500
Interest income received	$1,211,931	$39,897
Withdrawals to fund operations (a)	$(300,000)	$
Withdrawals to fund estimated taxes	$-	$-
Total Fees	$33,659,431	$32,787,397
(a) amount is limited to $300,000.

5.	Notes Payable, Stockholders
The Company borrowed $100,000 from its Initial Stockholders, who are also officers and directors of the Company, in June 2006. The notes were non-interest-bearing and were paid following the consummation of the Offering from the net proceeds of the Offering.

6.	Commitments
The Company presently occupies office space provided by Beijing Kiview Real Estate Agency Co., Ltd. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on December 14, 2006. The statement of income includes administrative management expense of $90,000 relating to this agreement for the year ended December 31, 2007, $4,500 for the period from April 10, 2006 (inception) to December 31, 2006 and $94,500 for the cumulative period from April 10, 2006 (inception) to December 31, 2007.

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

7.	Preferred Stock
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

8.	Common Stock	At December 31, 2007 and 2006, 15,083,334 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

9.	Income Taxes	The components of the provision for income taxes are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Current:
Federal	$-	$-

Deferred:
Federal	-	-

Total provision for income taxes	$-	$-

The tax effect of temporary differences that give rise to the deferred tax assets is as follows:

	December 31,	December 31,
	2007	2006
Net operating loss carryforward	$8,974	$7,174
Unrealized losses on short-term investments	17,333	-
Expenses deferred for income tax purposes	189,314	2,890
Less valuation allowance	(215,621)	(10,064)
Total deferred tax asset	$-	$-

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

The effective tax rate differs from the statutory rate due to the following:

	December 31,	December 31,
	2007	2006
Statutory rate	34%	34%
Effect of tax free income	(86)%	(467)%
Increase in valuation allowance	52%	433%
Effective tax rate	-	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2008.

PANTHEON CHINA ACQUISITION CORP.

By:	/s/ Mark D. Chen
Mark D. Chen
Chairman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark D. Chen	Chairman of the Board, Chief Executive Officer and President	April 15, 2008
Mark D. Chen	(Principal Executive Officer)

/s/ Jennifer J. Weng	Chief Financial Officer and Secretary	April 15, 2008
Jennifer J. Weng	(Principal Accounting and Financial Officer)

/s/ Christina Jun Mu	Vice President and Director	April 15, 2008
Christina Jun Mu

/s/ Kevin Kezhong Wu	Executive Vice President and Director	April 15, 2008
Kevin Kezhong Wu