Form 10-Q
period 2008-03-31
Pantheon China Acquisition Corp.
filed 2008-05-15
CIK 1367209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ___________.

Commission File Number 000-51200

Pantheon China Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4665079
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 10-64, Qi Jia Yuan, #9 Jian Guo Men Wai Da Jie, Chaoyang District, Beijing, China 100600 (Address of Principal Executive Office)

3106B, Office Tower A, Beijing Fortune, Plaza 7, Dongsahuan Zhonglu, Chaoyang District, Beijing, China 100020 (Former address of Principal Executive Office, if changed since last report)

86-10-85322720
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of May 13, 2008, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash	$64,373	$339,220
Short-term investments	201,460	145,270
Investments held in trust	33,902,276	33,659,431
Prepaid expenses	16,316	37,298
Current assets	34,184,425	34,181,219
Long-term investment	99,000	-
Total assets	$34,283,425	$34,181,219

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$73,891	$23,713
Advances from Officers	13,528	38,910
Deferred underwriting discount and commission	345,000	345,000
Franchise tax payable	7,500	17,207
Deferred interest	230,810	182,265
Total liabilities	670,729	607,095
Commitments
Common stock subject to possible conversion of 1,149,425
shares at conversion value	6,546,225	6,546,225

Stockholders’ equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,000,000 shares	700	700
Additional paid-in capital	26,631,712	26,631,712
Earnings accumulated during the development stage	434,059	395,487
Total stockholders’ equity	27,066,471	27,027,899
Total liabilities and stockholders’ equity	$34,283,425	$34,181,219

See notes to unaudited condensed financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Income

	For the	For the	Period from April 10, 2006
	Three Months Ended	Three Months Ended	(inception)
	March 31, 2008	March 31, 2007	to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

Travel	$5,595	$28,067	$191,017
Consulting fees	-	21,200	58,157
Professional fees	89,199	21,568	154,443
Administrative management expense	22,500	22,500	117,000
Marketing expense	-	-	1,817
Other operating expenses	18,657	14,482	142,421
Insurance	7,800	5,163	35,703
Franchise taxes	7,500	7,062	59,028
Operating loss	(151,251)	(120,042)	(759,586)
Net unrealized losses on short-term and long-term investments	(8,979)	-	(59,959)
Dividend and interest income	4,502	7,520	29,638
Interest income on trust fund investment	194,300	225,943	1,223,966
Income before tax	38,572	113,421	434,059
Less: provision for income tax	-	-	-
Net income	$38,572	$113,421	$434,059
Weighted average shares outstanding	7,000,000	7,000,000
Basic and diluted net income per share	$0.01	$0.02

See notes to unaudited condensed financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Stockholders' Equity

				Earnings
				Accumulated
			Additional	During the
	Common Stock		paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
Common shares issued April 10, 2006 at $0.02 per share	$1,250,000	$125	$24,875	$-	$25,000
Sale of 5,750,000 units, net of underwriters' discount and
offering expenses (includes 1,149,425 shares subject to possible	5,750,000	575	31,903,339	-	31,903,914
conversion)
Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000
Proceeds subject to possible conversion of 1,149,425 shares	-	-	(6,546,225)	-	(6,546,225)
Proceeds from issuance of additional underwriting purchase
option	-	-	100	-	100
Net income for the period	-	-	-	2,322	2,322
Balance at December 31, 2006	7,000,000	700	26,632,089	2,322	26,635,111

Net income for the year ended December 31, 2007	-	-	-	393,165	393,165
Additional expenses of public offering	-	-	(377)	-	(377)
Balance at December 31, 2007	7,000,000	700	26,631,712	395,487	27,027,899
Unaudited:
Net income for three months ended March 31, 2008	-	$-	$-	$38,572	$38,572
Balance at March 31, 2008	7,000,000	$700	$26,631,712	$434,059	$27,066,471

See notes to unaudited condensed financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Cash Flows

	For the	For the	Period from
	Three Months Ended	Three Months Ended	April 10, 2006 (inception)
	March 31, 2008	March 31, 2007	to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$38,572	$113,421	$434,059
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest income on investments held in trust	(242,845)	(282,394)	(1,454,776)
Unrealized losses on short-term investments	8,979		59,959
Change in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	20,982	(90,639)	(16,316)
Increase in accrued expenses	50,178	40,213	73,891
Increase in payable to others	-	544	-
Increase (decrease) in accrued franchise taxes	(9,707)	(14,279)	7,500
Increase in deferred interest	48,545	56,450	230,810
Net cash used in operating activities	(85,296)	(176,684)	(664,873)
Cash flows from investing activities:
Purchase of short-term investments, net	(65,169)	(520,087)	(261,419)
Purchase of long-term investments, net	(99,000)	-	(99,000)
Investments held in trust fund	-	-	(32,747,500)
Disbursement of interest earned on investments held in the trust	-	-	300,000
Net cash provided by (used in) investing activities	(164,169)	(520,087)	(32,807,919)
Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from notes payable to stockholders	-	-	100,000
Repayment of notes payable to stockholders	-	(37,000)	(100,000)
Proceeds (payments) from advances from Officers	(25,382)	-	13,528
Gross proceeds from initial public offering	-	-	34,500,000
Proceeds from sale of insider warrants	-	-	1,250,000
Proceeds from issuance of underwriting purchase option	-	-	100
Payment of costs associated with offering	-	(131,256)	(2,251,463)
Net cash (used in) provided by financing activities	(25,382)	(168,256)	33,537,165
Net (decrease) increase in cash	(274,847)	(865,027)	64,373
Cash at beginning of period	339,220	920,135	-
Cash at end of period	$64,373	$55,108	$64,373

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting discount & commission	$-	$-	$345,000

See notes to unaudited condensed financial statements

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

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by December 14, 2008. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2). The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed financial statements at March 31, 2008 and for the periods ended March 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations, and cash flows for the periods ended March 31, 2008 and 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. See the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 for additional disclosure relating to the Company’s condensed financial statements. The December 31, 2007 balance sheet and the statement of stockholders’ equity for the period ended December 31, 2007 have been derived from the audited financial statements.

All activity from April 10, 2006 (inception) through December 20, 2006 relates to the Company’s formation and initial public offering described below. Subsequent to December 20, 2006, the Company has been seeking a business combination with an operating business as described below.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 14, 2006. The Company consummated the Offering on December 20, 2006 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $32,747,500 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At March 31, 2008, the value of the Trust Account amounted to $33,902,276.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest income held in the Trust Account has been classified as deferred interest at March 31, 2008.

Long-term investment consists of an auction-rate security.

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

In connection with the Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 500,000 Units at an exercise price of $6.60 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the Option was approximately $1,440,951 ($2.88 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.0%, (2) risk-free interest rate of 4.90% and (3) expected life of 5 years. The Option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Option or the Warrants underlying the Option. The holder of the Option will not be entitled to exercise the Option or the Warrants underlying the Option unless a registration statement covering the securities underlying the Option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless. The Warrants underlying the Option Units are exercisable at the same price as the Public Warrants.

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

4.	Investments Held in Trust	Reconciliation of investments held in trust as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
Contribution to trust	$32,747,500	$32,747,500
Interest income received	$1,454,776	$1,211,931
Withdrawal to fund operations (a)	$(300,000)	$(300,000)
Withdrawals to fund estimated taxes	$-	$-
Balance at end of period	$33,902,276	$33,659,431

(a) amount is limited to $300,000

5.	Commitments
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

For the three months ended March 31, 2008, we had a net income of $38,572 derived from dividend and interest income of $198,802 offset by $8,979 of net unrealized losses on short-term and long-term investments, $7,800 for director and officer liability insurance, $89,199 for professional fees, $22,500 for administrative management fees, $5,595 for travel expenses, $7,500 for franchise taxes and $18,657 for other operating expenses.

For the three months ended March 31, 2007, we had a net income of $113,421 derived from interest income of $233,463 offset by $5,163 for director and officer liability insurance, $7,062 for franchise tax, $21,568 for professional fees, $22,500 for administrative management fees, $21,200 for consulting fees, $28,067 for travel expenses and $14,482 for other operating expenses.

For the period from April 10, 2006 (inception) to March 31, 2008, we had a net income of $434,059 derived from dividend and interest income of $1,253,604 offset by $59,959 of net unrealized losses on short-term and long-term investments, $59,028 in Delaware franchise taxes, $35,703 for director and officer liability insurance, $154,443 for professional fees, $117,000 for administrative management fees, $58,157 for consulting fees, $191,017 for travel expenses, $1,817 for marketing expenses and $142,421 for other operating expenses.

Liquidity and Capital Resources

Including the $300,000 of interest income released to us from the trust, we have $187,230 of working capital at March 31, 2008, excluding investments held in trust, deferred underwriters discount and commission and deferred interest. We believe we have sufficient working capital to fund our operations through December 14, 2008, or 24 months after the consummation of the initial public offering. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to consummation of a business transaction. Management is actively searching for a target company to acquire prior to December 14, 2008.

If we do not effect a business combination, the company will have to liquidate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008
PANTHEON CHINA ACQUISITION CORP.

/s/ Mark D. Chen
Mark D. Chen
Chairman, Chief Executive Officer and President

/s/ Jennifer J. Weng
Jennifer J. Weng
Chief Financial Officer