Form 10-Q
period 2008-06-30
Pantheon China Acquisition Corp.
filed 2008-08-13
CIK 1367209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

As of August 12, 2008, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Pantheon China Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash	$55,990	$339,220
Short-term investments	95,817	145,270
Investments held in trust	34,093,763	33,659,431
Prepaid expenses	15,334	37,298
Current assets	34,260,904	34,181,219
Long term investment	99,000	-
Total assets	$34,359,904	$34,181,219

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$40,982	$23,713
Advances from Officers	49,660	38,910
Deferred underwriting discount and commission	345,000	345,000
Franchise tax payable	-	17,207
Deferred interest	269,088	182,265
Total liabilities	704,730	607,095
Commitments
Common stock subject to possible conversion of 1,149,425
shares at conversion value	6,546,225	6,546,225

Stockholders’ equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,000,000 shares	700	700
Additional paid-in capital	26,631,712	26,631,712
Earnings accumulated during the development stage	476,537	395,487

Total stockholders’ equity	27,108,949	27,027,899

Total liabilities and stockholders’ equity	$34,359,904	$34,181,219

See notes to unaudited condensed financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Income

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Period from April 10, 2006 (inception)
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	to June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Travel	$28,206	$67,809	$33,801	$95,876	$219,223
Consulting fees	-	16,233	-	37,433	58,157
Professional fees	24,040	11,308	113,239	32,876	178,483
Administrative management expense	22,500	22,500	45,000	45,000	139,500
Marketing expense	-	1,817	-	1,817	1,817
Other operating expenses	20,904	36,264	39,561	50,746	163,325
Insurance	7,580	7,580	15,380	12,743	43,283
Franchise taxes	4,400	7,063	11,900	14,125	63,428
Operating loss	(107,630)	(170,574)	(258,881)	(290,616)	(867,216)

Unrealized losses on investments	(5,643)	(16,521)	(14,622)	(16,521)	(65,602)
Dividend and interest income	2,542	8,936	7,044	16,456	32,180
Interest income on trust fund investment	153,209	241,213	347,509	467,156	1,377,175
Income before tax	42,478	63,054	81,050	176,475	476,537

Less: provision for income tax	-	-	-	-	-
Net income	$42,478	$63,054	$81,050 $	$176,475	$476,537
Weighted average shares outstanding	7,000,000	7,000,000	7,000,000	7,000,000
Basic and diluted net income per share	$0.01	$0.01	$0.01 $	0.03

See notes to unaudited condensed financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Stockholders' Equity

	Common Stock		Additional paid-in	Earnings Accumulated During the Development	Stockholders'
	Shares	Amount	capital	Stage	Equity
Common shares issued April 10, 2006 at $0.02 per share	1,250,000	$125	$24,875	$-	$25,000
Sale of 5,750,000 units, net of underwriters' discount and offering expenses(includes 1,149,425 shares subject to possible conversion)	5,750,000	575	31,903,339	-	31,903,914
Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000
Proceeds subject to possible conversion of 1,149,425 shares	-	-	(6,546,225)	-	(6,546,225)
Proceeds from issuance of additional underwriting purchase option	-	-	100	-	100
Net income for the period	-	-	-	2,322	2,322
Balance at December 31, 2006	7,000,000	700	26,632,089	2,322	26,635,111
Net income for the year ended December 31, 2007	-	-	-	393,165	393,165
Additional expenses of public offering	-	-	(377)	-	(377)
Balance at December 31, 2007	7,000,000	700	26,631,712	395,487	27,027,899
Unaudited:
Net income for six months ended June 30, 2008	-	-	-	81,050	81,050
Balance at June 30, 2008	7,000,000	$700	$26,631,712	$476,537	$27,108,949

See notes to unaudited condensed financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Cash Flows

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	Period from April 10, 2006 (inception) to June 30, 2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$81,050	$176,475	$476,537
Adjustments to reconcile net income to net cash used in operating activities:
Accrued interest income on investments held in trust	(434,331)	(583,873)	(1,646,262)
Unrealized losses on investments	14,622		65,602
Change in operating assets and liabilities:
(Increase) in prepaid expenses	21,964	(163)	(15,334)
Increase in accrued expenses	17,269	4,014	40,982
(Decrease) in accrued franchise taxes	(17,207)	(15,870)	-
Increase in deferred interest	86,823	116,716	269,088
Net cash used in operating activities	(229,810)	(302,701)	(809,387)

Cash flows from investing activities:
(Purchase) cashout of short-term investments, net	34,830	(404,924)	(161,420)
Purchase of long-term investments, net	(99,000)		(99,000)
Investments held in trust fund	-	-	(32,747,500)
Disbursement of interest earned on investments held in the trust	-	-	300,000
Net cash used in investing activities	(64,170)	(404,924)	(32,707,920)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from notes payable to stockholders	-	-	100,000
Repayment of notes payable to stockholders	-	(37,000)	(100,000)
Proceeds from advances from Officers	10,750	35,871	49,660
Gross proceeds from initial public offering	-	-	34,500,000
Proceeds from sale of insider warrants	-	-	1,250,000
Proceeds from issuance of underwriting purchase option	-	-	100
Payment of costs associated with offering	-	(131,256)	(2,251,463)
Net cash (used in) provided by financing activities	10,750	(132,385)	33,573,297

Net (decrease) increase in cash and cash equivalents	(283,230)	(840,010)	55,990
Cash at beginning of period	339,220	920,135	-
Cash at end of period	$55,990	$80,125	$55,990

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting discount & commission	$	$	$345,000

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

The condensed financial statements at June 30, 2008 and for the periods ended June 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations, and cash flows for the periods ended June 30, 2008 and 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 14, 2006. The Company consummated the Offering on December 20, 2006 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $32,747,500 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At June 30, 2008, the value of the Trust Account amounted to $34,093,763.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest income held in the Trust Account has been classified as deferred interest at June 30, 2008.

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

4.	Investments Held in Trust	Reconciliation of investments held in trust as of June 30, 2008 and December 31, 2007 are as follows:

	June 30	December 31,
	2008	2007
Contribution to trust	$32,747,500	$32,747,500
Interest income received	$1,646,263	$1,211,931
Withdrawal to fund operations (a)	$(300,000)	$(300,000)
Withdrawals to fund estimated taxes	$-	$-
Balance at end of period	$34,093,763	$33,659,431

(a) Amount is limited to $300,000.

5.	Commitments
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

Results of Operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

For the three months ended June 30, 2008, we had a net income of $42,478 derived from dividend and interest income of $155,751 (interest income decreased compared to June 30, 2007 due to a decrease in interest rates) offset by $5,643 of net unrealized losses on short-term and long-term investments, $7,580 for director and officer liability insurance, $24,040 for professional fees, $22,500 for administrative management fees, $28,206 for travel expenses, $4,400 for franchise taxes and $20,904 for other operating expenses.

For the three months ended June 30, 2007, we had a net income of $63,054 derived from interest income of $250,149 offset by $16,521 of net unrealized losses on short-term and long-term investments, $7,580 for director and officer liability insurance, $16,233 for consulting fees, $11,308 for professional fees, $22,500 for administrative management fees, $1,817 for marketing expenses, $67,809 for travel expenses, $7,063 for franchise taxes and $36,264 for other operating expenses.

For the six months ended June 30, 2008, we had a net income of $81,050 derived from dividend and interest income of $354,553 (interest income decreased compared to June 30, 2007 due to a decrease in interest rates) offset by $14,622 of net unrealized losses on short-term and long-term investments, $15,380 for director and officer liability insurance, $113,239 for professional fees, $45,000 for administrative management fees, $33,801 for travel expenses, $11,900 for franchise taxes and $39,561 for other operating expenses.

For the six months ended June 30, 2007, we had a net income of $176,475 derived from dividend and interest income of $483,612 offset by $16,521 of net unrealized losses on short-term and long-term investments, $12,743 for director and officer liability insurance, $37,433 for consulting fees, $32,876 for professional fees, $45,000 for administrative management fees, $1,817 for marketing expenses, $95,876 for travel expenses, $14,125 for franchise taxes and $50,746 for other operating expenses.

For the period from April 10, 2006 (inception) to June 30, 2008, we had a net income of $476,537 derived from dividend and interest income of $1,409,355 offset by $65,602 of net unrealized losses on short-term and long-term investments, $43,283 for director and officer liability insurance, $58,157 for consulting fees, $178,483 for professional fees, $139,500 for administrative management fees, $1,817 for marketing expenses, $219,223 for travel expenses, $63,428 in Delaware franchise taxes and $163,325 for other operating expenses.

Liquidity and Capital Resources

We have $76,499 of working capital at June 30, 2008, excluding investments held in trust, deferred underwriter discounts and commissions, and deferred interest. We believe we have sufficient working capital to fund our operations through December 14, 2008, or 24 months after the consummation of the initial public offering. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to consummation of a business transaction. Management is actively searching for a target company to acquire prior to December 14, 2008.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

Not required.

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

Dated: August 13, 2008

PANTHEON CHINA ACQUISITION CORP.
/s/ Mark D. Chen
Mark D. Chen Chairman, Chief Executive Officer and President
/s/ Jennifer J. Weng
Jennifer J. Weng Chief Financial Officer