Form 10-Q
period 2008-09-30
Pantheon China Acquisition Corp.
filed 2008-11-14
CIK 1367209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Suite 10-64, #9 Jianguomenwai Avenue, Chaoyang District, Beijing, China 100600 (Address of Principal Executive Office)

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

As of November 12, 2008, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash	$662	$339,220
Short-term investments	—	145,270
Investments held in trust	34,284,413	33,659,431
Prepaid expenses	12,153	37,298

Current assets	34,297,228	34,181,219

Long term investment	98,000	—

Total assets	$34,395,228	$34,181,219

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$209,966	$23,713
Advances from Officers	34,588	38,910
Deferred underwriting discount and commission	345,000	345,000
Franchise tax payable	9,663	17,207
Deferred interest	307,199	182,265

Total liabilities	906,416	607,095

Commitments
Common stock subject to possible conversion of 1,149,425
shares at conversion value	6,546,225	6,546,225

Stockholders’ equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 25,000,000 shares
Issued and outstanding 7,000,000 shares	700	700
Additional paid-in capital	26,631,712	26,631,712
Earnings accumulated during the development stage	310,175	395,487

Total stockholders’ equity	26,942,587	27,027,899

Total liabilities and stockholders’ equity	$34,395,228	$34,181,219

See notes to unaudited condensed financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Operations

					Period from
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	April 10, 2006 (inception)
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Travel	$6,389	$56,510	$40,190	$152,386	$225,612
Consulting fees	—	8,278	—	45,711	58,157
Professional fees	247,319	3,119	360,558	35,995	425,802
Administrative management expense	22,500	22,500	67,500	67,500	162,000
Marketing expense	—	—	—	1,817	1,817
Other operating expenses	11,001	39,801	50,562	90,547	174,326
Insurance	7,580	7,580	22,960	20,323	50,863
Franchise taxes	9,663	2,928	21,563	17,053	73,091

Operating loss	(304,452)	(140,716)	(563,333)	(431,332)	(1,171,668)

Unrealized losses on investments	(15,392)	(12,032)	(30,014)	(28,553)	(80,994)
Dividend and interest income	944	5,531	7,988	21,987	33,124
Interest income on trust fund investment	152,538	242,932	500,047	710,088	1,529,713

(Loss) income before tax	(166,362)	95,715	(85,312)	272,190	310,175

Less: provision for income tax	—	—	—	—	—

Net (loss) income	$(166,362)	$95,715	$(85,312)	$272,190	$310,175

Weighted average shares outstanding	7,000,000	7,000,000	7,000,000	7,000,000

Basic and diluted net (loss) income per share	$(0.02)	$0.01	$(0.01)	$0.04

See notes to unaudited condensed financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Stockholders' Equity

				Earnings
				Accumulated
			Additional	During the
	Common Stock		paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity

Common shares issued April 10, 2006 at $0.02 per share	1,250,000	$125	$24,875	$—	$25,000

Sale of 5,750,000 units, net of underwriters' discount and offering expenses (includes 1,149,425 shares subject to possible conversion)	5,750,000	575	31,903,339	—	31,903,914

Proceeds from issuance of insider warrants	—	—	1,250,000	—	1,250,000

Proceeds subject to possible conversion of 1,149,425 shares	—	—	(6,546,225)	—	(6,546,225)

Proceeds from issuance of additional underwriting purchase option	—	—	100	—	100

Net income for the period	—	—	—	2,322	2,322

Balance at December 31, 2006	7,000,000	700	26,632,089	2,322	26,635,111

Net income for the year ended December 31, 2007	—	—	—	393,165	393,165

Additional expenses of public offering	—	—	(377)	—	(377)

Balance at December 31, 2007	7,000,000	700	26,631,712	395,487	27,027,899

Unaudited:
Net loss for nine months ended September 30, 2008	—	—	—	(85,312)	(85,312)

Balance at September 30, 2008	7,000,000	$700	$26,631,712	$310,175	$26,942,587

See notes to unaudited condensed financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Statements of Cash Flows

			Period from
	For the Nine Months Ended	For the Nine Months Ended	April 10, 2006 (inception)
	September 30, 2008	September 30, 2007	to September 30, 2008
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(85,312)	$272,190	$310,175
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accrued interest income on investments held in trust	(624,982)	(887,500)	(1,836,913)
Unrealized (gain) loss on investments	(30,014)	—	80,994
Change in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	25,145	(18,680)	(12,153)
Increase in accrued expenses	186,253	(4,319)	209,966
Decrease in accrued franchise taxes	(7,544)	(12,942)	9,663
Increase in deferred interest	124,934	177,411	307,199
Net cash used in operating activities	(351,472)	(473,840)	(931,069)

Cash flows from investing activities:
(Purchase) cashout of short-term investments, net	115,256	(242,892)	(80,994)
Purchase of long-term investments, net	(98,000)	—	(98,000)
Investments held in trust fund	—	—	(32,747,500)
Disbursement of interest earned on investments held in the trust	—	—	300,000
Net cash provided by (used in) investing activities	17,256	(242,892)	(32,626,494)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	—	—	25,000
Proceeds from notes payable to stockholders	—	—	100,000
Repayment of notes payable to stockholders	—	(37,000)	(100,000)
Proceeds from advances from Officers	(4,322)	69,529	34,588
Gross proceeds from initial public offering	—	—	34,500,000
Proceeds from sale of insider warrants	—	—	1,250,000
Proceeds from issuance of underwriting purchase option	—	—	100
Payment of costs associated with offering	—	(131,256)	(2,251,463)
Net cash (used in) provided by financing activities	(4,322)	(98,727)	33,558,225

Net (decrease) increase in cash	(338,560)	(815,459)	662
Cash at beginning of period	339,220	920,135	—
Cash at end of period	$660	$104,676	$662

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting discount & commission	$	$	$345,000

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

There is substantial doubt about the Company’s ability to continue as a going concern as a result of the requirement that the Company complete a business combination by December 14, 2008 and as a result of a working capital deficiency as of September 30, 2008, as discussed in the following paragraph.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by December 14, 2008. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2). In addition, the Company does not have sufficient working capital to fund its operations through December 14, 2008. The Company plans to address these matters by entering into a business combination and funding its operations by obtaining loans from its Executive Officers and Directors and potentially from the Company with which it has signed a merger agreement (see Note 6). In addition as discussed in Note 6 and in the Company’s proxy filing on November 7, 2008, the Company is making efforts to extend the time frame for consummating a business combination until September 30, 2009. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed financial statements at September 30, 2008 and for the periods ended September 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations, and cash flows for the periods ended September 30, 2008 and 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. See the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 for additional disclosure relating to the Company’s condensed financial statements. The December 31, 2007 balance sheet and the statement of stockholders’ equity have been derived from the audited financial statements.

All activity from April 10, 2006 (inception) through December 20, 2006 relates to the Company’s formation and initial public offering described below. Subsequent to December 20, 2006, the Company has been seeking a business combination with an operating business as described below.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 14, 2006. The Company consummated the Offering on December 20, 2006 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating the acquisition, through a stock exchange, asset acquisition or other similar business combination, of an operating business, or the acquisition of control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $32,747,500 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of September 30, 2008 the funds in Trust were invested in the Morgan Stanley Tax Exempt Liquidity Fund and the fair value of the Trust Account amounted to $34,284,413.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount placed in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest income held in the Trust Account has been classified as deferred interest at September 30, 2008.

Long-term investment consists of an auction-rate security.

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

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

4.	Investments Held in Trust	Reconciliation of investments held in trust as of September 30, 2008 and December 31, 2007 are as follows:

	September 30	December 31,
	2008	2007

Contribution to trust	$32,747,500	$32,747,500
Interest income received	$1,836,913	$1,211,931
Withdrawal to fund operations (a)	$(300,000)	$(300,000)
Withdrawals to fund estimated taxes	$—	$—
Balance at end of period	$34,284,413	$33,659,431

(a) Amount is limited to $300,000.

5.	Commitments
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

6.	Subsequent Event
On November 3, 2008, the Company entered into an agreement and plan of merger, conversion and share exchange (“Merger Agreement”) with China Cord Blood Services Corporation (“CCBS”) and certain shareholders of CCBS, including Golden Meditech Company Limited (“Golden Meditech”, Stock Code: 8180.HK) (collectively, the “Selling Shareholders”). Pursuant to the Merger Agreement, following receipt of stockholder approval by both Pantheon and Golden Meditech, Pantheon will complete a corporate reorganization that will result in holders of Pantheon securities holding securities in Pantheon Cayman Acquisition Corp. (“Pantheon Cayman”), a Cayman Islands exempted company formed as a result of a redomestication procedure, and the Selling Shareholders will exchange the outstanding shares of CCBS held by them for ordinary shares of Pantheon Cayman based on an agreed valuation of CCBS of approximately USD$350 million.

As of the date of that announcement, shareholders owning approximately 94% of the outstanding shares of CCBS have entered into the Merger Agreement. Each remaining shareholder of CCBS may elect to participate in the proposed transactions on the same terms and conditions as the other Selling Shareholders. If all of the remaining shareholders of CCBS elect to participate in the proposed transaction, immediately after the closing of the proposed transaction, the Selling Shareholders will receive an aggregate of 57,851,240 Pantheon Cayman ordinary shares.

Assuming no other CCBS shareholders elect to participate in the proposed transactions, immediately after the closing of the proposed transactions, Pantheon Cayman will have acquired approximately 94% of the issued and outstanding ordinary shares of CCBS through the issuance of 54,345,104 Pantheon Cayman ordinary shares, or approximately 89% of the combined company. Following closing, Pantheon Cayman will change its names to China Cord Blood Services Holdings Corporation.

In light of the anticipated timetable for the acquisition, Pantheon also announced the approval by its board of directors of a resolution extending the time available for it to consummate a Business Combination until September 30, 2009 and a recommendation that the stockholders of Pantheon vote to approve an amendment to its certificate of incorporation to effect this extension. Pantheon has set November 19, 2008 as the record date for the stockholders entitled to vote at its special meeting to be held on December 14, 2008 to approve this resolution and related proposals. Preliminary proxy materials were filed with the Securities and Exchange Commission on Friday, November 7, 2008 in relation to the solicitation of Pantheon’s stockholders in connection with the special meeting. For the resolution and related proposals, including extending the date to complete a business combination to September 30, 2009, to be approved, they must be approved by a majority of Pantheon’s shareholders and no more than 19.99 percent of Pantehon’s shareholders can elect to convert their shares into a pro rata portion of the trust account.

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

On November 3, 2008 we entered into an Merger Agreement with CCBS and the Selling Shareholders. Pursuant to the Merger Agreement, following receipt of stockholder approval by both Pantheon and Golden Meditech, Pantheon will complete a corporate reorganization that will result in holders of Pantheon securities holding securities in Pantheon Cayman, and the Selling Shareholders will exchange the outstanding shares of CCBS held by them for ordinary shares of Pantheon Cayman based on an agreed valuation of CCBS of approximately USD$350 million.

As of the date of that announcement, shareholders owning approximately 94% of the outstanding shares of CCBS have entered into the Merger Agreement. Each remaining shareholder of CCBS may elect to participate in the proposed transactions on the same terms and conditions as the other Selling Shareholders. If all of the remaining shareholders of CCBS elect to participate in the proposed transactions, immediately after the closing of the proposed transactions, the Selling Shareholders will receive an aggregate of 57,851,240 Pantheon Cayman ordinary shares.

Assuming no other CCBS shareholders elect to participate in the proposed transactions, immediately after the closing of the proposed transactions, Pantheon Cayman will have acquired approximately 94% of the issued and outstanding ordinary shares of CCBS through the issuance of 54,345,104 Pantheon Cayman ordinary shares, or approximately 89% of the combined company. Following closing, Pantheon Cayman will change its name to China Cord Blood Services Holdings Corporation.

In light of the anticipated timetable for the acquisition, Pantheon also announced the approval by its board of directors of a resolution extending the time available for it to consummate a “business combination” until September 30, 2009 and a recommendation that the stockholders of Pantheon vote to approve an amendment to its certificate of incorporation to effect this extension. Pantheon has set November 19, 2008 as the record date for the stockholders entitled to vote at its special meeting to be held on December 14, 2008 to approve this resolution and related proposals. Preliminary proxy materials were filed with the Securities and Exchange Commission on Friday, November 7, 2008 in relation to the solicitation of Pantheon’s stockholders in connection with the special meeting.

The Company does not have sufficient working capital to fund its operations through December 14, 2008. The Company plans to address this by funding its operations primarily through obtaining loans from its Officers and Directors and potentially from the Company with which it plans to merge.

Results of Operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

For the three months ended September 30, 2008, we had a net loss of $166,362 derived from dividend and interest income of $153,482 offset by $15,392 of net unrealized losses on short-term and long-term investments, $6,389 for travel expenses, $247,319 for professional fees, $22,500 for administrative management fees, $11,001 for other operating expenses, $7,580 for director and officer liability insurance, and $9,663 for franchise taxes.

For the three months ended September 30, 2007, we had a net income of $95,715 derived from interest income of $248,463 offset by $12,032 of net unrealized losses on short-term and long-term investments, $56,510 for travel expenses, $8,278 for consulting fees, $3,119 for professional fees, $22,500 for administrative management fees, $39,801 for other operating expenses $7,580 for director and officer liability insurance, and $2,928 for franchise taxes.

For the nine months ended September 30, 2008, we had a net loss of $85,312 derived from dividend and interest income of $508,035 offset by $30,014 of net unrealized losses on short-term and long-term investments, $40,190 for travel expenses, $360,558 for professional fees, $67,500 for administrative management fees, $50,562 for other operating expenses, $22,960 for director and officer liability insurance, and $21,563 for franchise taxes.

For the nine months ended September 30, 2007, we had a net income of $272,190 derived from dividend and interest income of $732,075 offset by $28,553 of net unrealized losses on short-term and long-term investments, $152,386 for travel expenses, $45,711 for consulting fees, $35,995 for professional fees, $67,500 for administrative management fees, $1,817 for marketing expenses, $90,547 for other operating expenses, $20,323 for director and officer liability insurance, and $17,053 for franchise taxes.

For the period from April 10, 2006 (inception) to September 30, 2008, we had a net income of $310,175 derived from dividend and interest income of $1,562,837 offset by $80,994 of net unrealized losses on short-term and long-term investments, $225,612 for travel expenses, $58,157 for consulting fees, $425,802 for professional fees, $162,000 for administrative management fees, $1,817 for marketing expenses, $174,326 for other operating expenses, $50,863 for director and officer liability insurance, and $73,091 for franchise taxes.

Decreases in dividend and interest income was the result of interest rates decreases over the periods reported on.

Liquidity and Capital Resources

We have $662 of cash at September 30, 2008, excluding investments held in trust, deferred underwriter discounts and commissions, and deferred interest.

As discussed in Note 1 to the Company’s interim financial statements there is substantial doubt about the Company’s ability to continue as a going concern as a result of the requirement that the Company complete a business combination by December 14, 2008 and as a result of a working capital deficiency as of September 30, 2008, as discussed in the following paragraph.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by December 14, 2008. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2). In addition, the Company does not have sufficient working capital to fund its operations through December 14, 2008. The Company plans to address these matters by entering into a business combination and funding its operations by obtaining loans from its Executive Officers and Directors and potentially from the Company with which it has signed a merger agreement (see Note 6). In addition as discussed in Note 6 and in the Company’s proxy filing on November 7, 2008, the Company is making efforts to extend the time frame for consummating a business combination until September 30, 2009. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: November 14, 2008

PANTHEON CHINA ACQUISITION CORP.

/s/ Mark D. Chen

Mark D. Chen
Chairman, Chief Executive Officer and President

/s/ Jennifer J. Weng

Jennifer J. Weng
Chief Financial Officer