Form 10-K
period 2008-12-31
Pantheon China Acquisition Corp.
filed 2009-03-31
CIK 1367209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-51200

Pantheon China Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-4665079 (I.R.S. Employer I.D. Number)

Suite 10-64, #9 Jianguomenwai Avenue, Chaoyang District, Beijing, China, 100600 (Address of principal executive offices)	Not applicable (Zip code)

86-10-85322720

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value per share

Common Stock Purchase Warrants

Units consisting of one share of Common Stock, par value $.0001 per share,

and two Common Stock Purchase Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐                                                                                              Accelerated filer☐

Non-accelerated filer       ☐  (Do not check if a smaller reporting company)           Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒  No ☐

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was approximately $33,120,000.

As of March 30, 2009, there were 6,070,387 shares of Common Stock, $.0001 par value per share, outstanding.

PART I

ITEM 1. BUSINESS

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the public offering and the private sale were approximately $33,153,914, of which $32,747,500 was deposited into a trust fund and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition Pantheon was allowed to withdraw and did withdraw $300,000 of interest earned on the trust account on December 31, 2007, to fund working capital.  Through December 31, 2008, we have used approximately $1,050,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2008, there was $28,839,727 held in the trust fund, which amount reflects the conversion of 929,613 shares at $5.98 per share in connection with the extension amendment..

On November 3, 2008, we entered into an Agreement and Plan of Merger, Conversion and Share Exchange (the “merger agreement”) with Pantheon Arizona Corp., a corporation incorporated in the State of Arizona, USA and a wholly-owned subsidiary of Pantheon (“Pantheon Arizona”), China Cord Blood Services Corporation, an exempted company incorporated in the Cayman Islands (“Target”), Golden Meditech Company Limited, an exempted company incorporated in the Cayman Islands (“GM”), and each shareholder of Target named in Schedule I thereto and indicated as a “selling shareholder” for the purposes of such merger agreement (each a “Selling Shareholder” and collectively the “Selling Shareholders”), which as of the date of the merger agreement held approximately 88% of the outstanding shares of Target. We refer to the transactions contemplated by the merger agreement as the proposed acquisition.

Pantheon, Target and GM intend to continue to seek additional shareholders of Target to execute and deliver counterpart signature pages of the merger agreement. Such additional shareholders will be considered as Selling Shareholders for purposes of the merger agreement.  As of the date of this Annual Report, shareholders of CCBS holding approximately 93.94% of the outstanding shares of CCBS had become Selling Shareholders.

On December 10, 2008, the Pantheon entered into two Put and Call Option Agreements with Modern Develop Limited, an independent third party, and certain institutional investors relating to shares of its common stock that have been purchased through negotiated private transactions at approximately $5.97 per share.  Pursuant to the Put and Call Option Agreements, Modern has agreed to be obligated to purchase, and such institutional investors have agreed to be obligated to sell, an aggregate of 4,547,399 shares at an exercise price of $5.97 per share.  Modern's call options have an initial term commencing on the date of the Agreements and ending on June 30, 2009, which may be extended to September 30, 2009, or on the record date of a business combination if not exercised sooner.  Modern was paid an aggregate option fee of $2,501,070 for the initial term of the call options and in the event Modern elects to extend the call options it will pay an aggregate extension option fee of $1,931,280 to the institutional investors, in each case pro rata to the number of shares held by such investors.  Pursuant to the Put and Call Option Agreements, Pantheon has agreed to effect a liquidation in accordance with Delaware law in the event the proposed CCBS business combination is abandoned prior to exercise of either the Put or Call Pption or Modern elects not to extend the period of the call options.

On December 14, 2008 Pantheon held a special meeting of its stockholders to approve amending its Certificate of Incorporation to extend the deadline by which a business combination must be approved or Pantheon would be obligated to liquidate from December 14, 2008 to September 30, 2009 and provide conversion rights to the holders of up to 20% of its public shares in connection with such vote to approve the amendment of its certificate of incorporation.  At the special meeting, the holders of a total of 4,857,699 shares voted in favor of the amendment to its charter and the granting of such conversion rights and the holders of less than 20% of Pantheon’s public shares perfected their conversion rights in connection therewith.  Accordingly, on December 14, 2008, Pantheon filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware effecting the amendment approved by its stockholders and entered into an amendment to its trust agreement providing for the continued maintenance of the trust account during tis extended term.

BUSINESS

Opportunities in China

Opportunities for market expansion have emerged for businesses with operations in China due to certain changes in the People’s Republic of China’s (“PRC”) political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making business combinations and an attractive operating environment for a target business for several reasons, including:

•
prolonged economic expansion within China, including gross domestic product growth of approximately 9% on average over the last 25 years, including 9.5% in 2004, 9.9% in 2005, 10.7% in 2006, 13.0% in 2007, and 9.0% in 2008 (National Bureau of Statistics of China);

•	attractive valuations for target businesses within China;

•	increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity;

•	favorable labor rates and efficient, low-cost manufacturing capabilities;

•
the recent entry of China into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States; and

•
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

The discussion with our Target for the proposed acquisition was initiated by Mark Chen.  The Target is not affiliated with any of our officers and directors and no broker or finder fees are being paid in connection with the proposed acquisition.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with its principal operations located in the People’s Republic of China, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management considers, among other factors, the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment of the industry; and
•	costs associated with effecting the business combination.

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

Our board of directors has determined that the proposed acquisition has a fair market value in excess of 80% of our net assets at the time or the execution of the merger agreement, and will have a fair market value in excess of 80% of our net asset value at the time of the closing of the proposed acquisition.

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

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

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

Pursuant to the merger agreement, upon the closing date the board of directors of Pantheon will consist of five members. The members will include Albert Chen and Ting Zheng of CCBS, Mark Chen of Pantheon, and additional directors to be selected and nominated by the Target such that a majority of the board will consist of independent non-executive directors, of which one will have U.S. GAAP experience. Simultaneously therewith, all other current directors of Pantheon will resign as directors of Pantheon Cayman.

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

On February 17, 2009, Pantheon Cayman filed a joint prospectus/proxy statement on Form S-4 with the Securities and Exchange Commission.  The prospectus/proxy statement includes a proposal to amend Pantheon’s certificate of incorporation to provide for perpetual life, a description of the Target’s business and audited historical financial statement of the Target.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders do not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in their initial shares or purchased by them in our initial public offering or in the aftermarket (nor will they seek appraisal rights with respect to such shares if appraisal rights would be available to them). The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest except for up to $300,000 that may be released to us to fund our working capital requirements, (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust account, the initial per-share conversion price would be $5.69 or $0.31 less than the per-unit offering price of $6.00. As of December 31, 2008 there was approximately $28,839,727 in the trust account and the per-share conversion price was $5.98.  An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

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

On December 14, 2008, Pantheon, following approval by its stockholders, amended its certificate of incorporation, to extend the time in which it must complete a business combination before it is required to be liquidated and grant conversion rights to holders of its public common stock in connection with such vote to approve the Extension Amendment.  Pantheon also amended the threshold contained in its certificate of incorporation regarding the limit on the amount of Pantheon’s shares that may have sought conversion prior to consummating a business combination to less than 40% (consisting of less than 20% with respect to the Extension Amendment conversion rights and less than 20% with respect to the existing conversion rights in connection with a business combination).  A total of 929,613 shares (or approximately 16.2% of the shares issued in the initial public offering) were converted and retired in connection with the shareholder approval of the Extension Amendment (the “Conversion”).  On December 30, 2008, a total cash of $5,561,686 was distributed from the Trust to these shareholders.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until September 30, 2009. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State).

If we are unable to complete a business combination by September 30, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust fund. If such funds are insufficient, our management has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.69, or $0.31 less than the per-unit offering price of $6.00. As of December 31, 2008 there was approximately $28,839,727 in the trust account and the per-share conversion price was approximately $5.98.  The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Mark D. Chen has personally agreed, pursuant to an agreement with us and the underwriter that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. We cannot assure you, however, that he would be able to satisfy those obligations and, accordingly, that the actual per-share liquidation price will not be less than $5.69, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $5.69 per share.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon the approval of the Extension Amendment which the stockholder voted against and which is completed by us or upon a business combination which the stockholder voted against and which is completed by us.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after September 30, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, we believe the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders in our dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”  As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after September 30, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are approximately 40 blank check companies that have completed initial public offerings in the United States with more than $9.8 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the completion of our initial public offering and prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that with the net proceeds of our initial public offering there may be numerous potential target businesses with which we can complete a business combination, our ability to compete in completing a business combination with certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the business combination of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;
•
our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the potential future dilution they represent.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our executive offices at 3106B, Office Tower A, Beijing Fortune, Plaza 7 Dongsnhuan Zhonglu, Chaoyang, Beijing, China pursuant to an agreement with First Capital China Limited. We pay Beijing Kiview Real Estate Agency Co., Ltd., a monthly fee of $7,500 for providing us with office space and certain office and secretarial services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 14, 2008, Pantheon held a special meeting of shareholders to approve three proposals to amendment of its certificate of incorporation to: (1) extend the time in which it must complete a business combination before it is required to be liquidated; (2) grant conversion rights to holders of its public common stock in connection with such vote to approve the Extension Amendment; and (3) amended the threshold contained in its certificate of incorporation regarding the limit on the amount of Pantheon’s shares that may have sought conversion prior to consummating a business combination to less than 40% (consisting of less than 20% with respect to the Extension Amendment conversion rights and less than 20% with respect to the existing conversion rights in connection with a business combination).  Holders of a total of 4,857,699 shares voted in favor of each of the proposals, holders of a total of 1,120,603 shares voted against each proposal, and holders of 620,110 shares abstained from each of the proposals.  A total of 929,613 shares (or approximately 16.2% of the shares issued in the initial public offering) were converted and retired in connection with the shareholder approval of the Extension Amendment (the “Conversion”).  On December 30, 2008, a total cash of $5,561,686 was distributed from the Trust to these shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price Information

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008:
Fourth Quarter	5.99	5.70	5.86	5.40	0.45	0.03
Third Quarter	7.65	5.70	5.89	5.65	0.66	0.10
Second Quarter	7.65	7.00	5.77	5.59	0.92	0.27
First Quarter	7.14	6.50	5.70	5.57	0.70	0.45

2007:
Fourth Quarter	7.10	6.31	5.59	5.50	0.77	0.45
Third Quarter	7.11	6.40	5.60	5.42	0.77	0.53
Second Quarter	7.35	6.80	5.55	5.45	0.90	0.69
First Quarter	7.05	6.45	5.50	5.37	0.85	0.69

Holders

As of March 30, 2009, there was one holder of record of our units, ten holders of record of our common stock and seven holders of record of our warrants.

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

We paid a total of $1,552,500 in underwriting discounts and commissions and $698,963 for costs and expenses related to the offering, including $150,000 for the underwriters’ non-accountable expense allowance of 0.5% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $31,904,000. In addition, we raised $1,250,000 through the private placement described above. Of the proceeds received from the consummation of the initial public offering and private placement, $32,747,500 was deposited into a trust fund and the remaining amount became available to be used in providing business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund, less amounts distributed in connection with the December 14, 2008 special meeting and have earned $1,953,912 in interest through December 31, 2008.

A total of 929,613 shares (or approximately 16.2% of the shares issued in the initial public offering) were converted and retired in connection with the Conversion.  On December 30, 2008, a total cash of $5,561,686 was distributed from the Trust to these shareholders.

Repurchases of Equity Securities.

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The following discussion should be read in conjunction with the financial statements and related notes contained herein and the information included in our other filings with the SEC. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination and the ownership of our securities being concentrated. All forward-looking statements included in this document are made as of the date of this report, based on information available to us as of such date. We assume no obligation to update any forward-looking statement.

Overview

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the public offering and the private sale were approximately $33,153,914, of which $32,747,500 was deposited into a trust fund and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2008, we have used approximately $1,050,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit less amounts allowed to be withdrawn for working capital and amount distributed in connection with the December 14, 2008 special meeting, in the trust fund earning interest. As of December 31, 2008, there was $28,839,727 held in the trust fund.

On November 3, 2008, we entered into an Agreement and Plan of Merger, Conversion and Share Exchange (the “merger agreement”) with Pantheon Arizona Corp., a corporation incorporated in the State of Arizona, USA and a wholly-owned subsidiary of Pantheon (“Pantheon Arizona”), China Cord Blood Services Corporation, an exempted company incorporated in the Cayman Islands (“Target”), Golden Meditech Company Limited, an exempted company incorporated in the Cayman Islands (“GM”), and each shareholder of Target named in Schedule I thereto and indicated as a “selling shareholder” for the purposes of such merger agreement (each a “Selling Shareholder” and collectively the “Selling Shareholders”), which as of the date of the merger agreement held approximately 88% of the outstanding shares of Target. We refer to the transactions contemplated by the merger agreement as the proposed acquisition.

Pantheon, Target and GM intend to continue to seek additional shareholders of Target to execute and deliver counterpart signature pages of the merger agreement. Such additional shareholders will be considered as Selling Shareholders for purposes of the merger agreement.  As of the date of this Annual Report, shareholders of CCBS holding approximately 93.94% of the outstanding shares of CCBS had become Selling Shareholders.

On December 14, 2008 Pantheon held a special meeting of its stockholders to approve amending its Certificate of Incorporation to extend the deadline by which a business combination must be approved or Pantheon would be obligated to liquidate from December 14, 2008 to September 30, 2009 and provide conversion rights to the holders of up to 20% of its public shares in connection with such vote to approve the amendment of its certificate of incorporation.  At the special meeting, the holders of a total of 4,857,699 shares voted in favor of the amendment to its charter and the granting of such conversion rights and the holders of less than 20% of Pantheon’s public shares perfected their conversion rights in connection therewith.  Accordingly, on December 14, 2008, Pantheon filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware effecting the amendment approved by its stockholders.

Results of Operations for the year ended December 31, 2008 compared to the year ended December 31, 2007

Net loss for the year ended December 31, 2008 of $1,154,640 consisted of $602,279 of interest income reduced by a loss of $28,014 on the short term investments, $52,273 for travel expense, $1,227,594 professional fees, $90,045 administrative management services, $61,649 other operating expense, $26,204 for insurance, $25,540 for franchise taxes and $245,600 for option related charges.

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

Results of Operations for the year ended December 31, 2007 compared to the year ended December 31, 2006

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

Liquidity and Capital Resources

We had $18,863 of cash at December 31, 2008, excluding deferred underwriter discounts and commission, and deferred interest.

As discussed in Note 1 to the Company’s financial statements there is substantial doubt about the Company’s ability to continue as a going concern as a result of the requirement that the Company complete a business combination by September 30, 2009, the extended deadline approved in the special meeting of its stockholders held on December 14, 2008, or prior to September 30, 2009 as disclosed in Note 1, and as a result of a working capital deficiency as of December 31, 2008, as discussed in the following paragraph.

Prior to Pantheon’s filing of an amendment to its certificate of incorporation on December 14, 2008, the Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination by December 14, 2008.   On December 14, 2008 Pantheon held a special meeting of its stockholders to approve amending its Certificate of Incorporation to extend the deadline by which a business combination must be approved or Pantheon would be obligated to liquidate from December 14, 2008 to September 30, 2009, and provide conversion rights to the holders of up to 20% of its public shares in connection with such vote to approve the amendment of its certificate of incorporation.  At the special meeting, the holders of a total of 4,857,699 shares voted in favor of the amendment to its charter and the granting of such conversion rights and the holders of less than 20% of Pantheon’s public shares perfected their conversion rights in connection therewith.  Accordingly, on December 14, 2008 Pantheon filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware effecting the amendment approved by its stockholders and entered into an amendment to its trust agreement providing for the continued maintenance of the trust account during tis extended term. As a result, if the Company has not completed a Business Combination by September 30, 2009, its corporate existence will cease except for the purposes of winding up its affairs and it will dissolve and liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3 to the financial statements).  In addition, the Company does not have sufficient working capital to fund its operations through September 30, 2009.  The Company plans to address these matters by entering into a business combination and funding its operations by obtaining advances from its Executive Officers and Directors and potentially from CCBS.

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

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 8.  FINANCIAL AND SUPPLEMENTAL DATA

Financial statements are attached hereto beginning with page F-1

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15a-15(f) of the Exchange Act. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark D. Chen	41	Chairman of the Board, Chief Executive Officer and President
Jennifer J. Weng	41	Chief Financial Officer and Secretary
Christina Jun Mu	39	Vice President and Director
Kevin Kezhong Wu	45	Executive Vice President and Director

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

Board Committees

The board of directors is currently composed of three individuals and we do not have any committees, and, therefore, the entire board of directors performs the functions of the Audit Committee. It is intended that the board of directors will establish an Audit Committee upon the consummation of a business combination. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission. We are currently listed on the OTC Bulletin Board and are therefore not required to have a nominating committee or a compensation committee. We will evaluate establishing such committees in the future. There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors.

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

Code of Ethics

In January 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Copies of our code of ethics may be obtained, free of charge, by sending a request in writing to Pantheon China Acquisition Corp., Suite 10-64, #9 Jianguomeiwai Avenue, Chaoyang District, Beijing, China 100600, Attn: Corporate Secretary.

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

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Mark D. Chen	692,500	(2)	11.4%
Jennifer J. Weng	692,500	(3)	11.4%
Christina Jun Mu	231,250	(4)	3.8%
Kevin Kezhong Wu	231,250	(4)	3.8%
Victory Park Credit Opportunities Master Fund, Ltd. (5)	1,942,845		32.1%
Victory Park Special Situations Master Fund, Ltd.(5)	455,855		7.6%
YA Global Investments, L.P.(6)	2,398,699		39.5%
All directors and executive officers as a group (4 individuals)	1,155,000	(7)	19.0%

(1)	Unless otherwise noted, the business address of each beneficial owner is Suite 10-64, #9 Jianguomenwai Avenue, Chaoyang District, Beijing 100600, China.

(2)
Includes (i) 100,000 shares of common stock held by Jennifer J. Weng, Mr. Chen’s wife, and (ii) 350,000 shares of common stock held by Super Castle Investments Limited, a company owned by Mr. Chen  Does not include 1,291,667 warrants to purchase shares of common stock, held by Pantheon China Acquisition Limited, an entity controlled by Mr. Chen, that are not currently exercisable and will not become exercisable in 60 days.

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

(5)
The business address of Victory Park Special Situations Master Fund, Ltd. and Victory Park Credit Opportunities Master Fund, Ltd. (the "VP Funds") is c/o Walkers SPV Limited, Walker House, 87 Mary Street, George Town, Grand Cayman, KY1 9002 Cayman Islands. Victory Park Capital Advisors, LLC (“Capital Advisors”), as investment manager for the VP Funds, Jacob Capital, LLC, as manager of Capital Advisors and Richard Levy, as sole member of Jacobs Capital, LLC, each may be deemed to have a beneficial interest in such shares. Derived from a Schedule 13D filed on December 16, 2008.

(6)
The business address of YA Global Investments, L.P. ("YA Global") is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302. Yorkville Advisors, LLC (“Yorkville”), as investment manager of YA Global, and Mark Agelo, as the portfolio manager of YA Global and managing member of Yorkville, each may be deemed to have a beneficial interest in such shares. Derived from a Schedule 13D filed on December 16, 2008.

(7)	Does not include 1,958,333 warrants to purchase shares of common stock that are not currently exercisable and will not be exercisable within 60 days.

All 1,250,000 shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described in Item 13 below.

Mark D. Chen, Christina Jun Mu and Kevin Kezhong Wu may be deemed to be our “promoters,” as this term is defined under the Federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

As previously disclosed in our January 31, 2008 8-K filing, on January 30, 2008, certain of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen LLP (“M&P”). As a result, GGK resigned as auditors of the Company. Also, as previously discussed in our March 21, 2008 8-K filing, on March 17, 2008 M&P was appointed as our independent registered public accounting firm.

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

RSM is an affiliate of McGladrey & Pullen, LLP.

The following table represents the approximate aggregate fees for services rendered by M&P and GGK for the fiscal years ended December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
Audit Fees - M&P	$103,000	$35,000
Audit Fees - GGK	-	24,500
Audit-Related Fees	28,000	–
Tax Fees		–
All Other Fees		–
Total Fees	$131,000	$59,500

Audit Fees

M&P audit fees for 2007 consist of the audit of our financial statements for the year ended December 31, 2007.  M&P audit fees for 2008 consisted of estimated fees for the audit of our financial statements for the year ended December 31, 2008 and fees for the reviews of our interim financial statements included in quarterly Form 10-Q filings for 2008 and our registration statement on Form S-4 filed in 2008.

GGK audit fees consist of fees for reviews of interim financial statements included in quarterly Form 10-Q filings for 2007.

Audit-Related Fees

Fees for audit-related services provided by M&P related consultations regarding IFRS standards and filings made with the Hong Kong Stock Exchange by a party to the merger agreement we entered in 2008.

Tax Fees

There were no fees billed by either M&P or GGK for tax services during the fiscal years ended December 31, 2008 or 2007.

All Other Fees

There were no fees billed by either M&P or GGK for other professional services rendered during the fiscal years ended December 31, 2008 or 2007.

Pre-Approval of Services

We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

ITEM 15. EXHIBITS

(a)	(1)	Financial Statements

Balance Sheets

Statement of Operations

Statement of Shareholders’ Equity

Statement of Cash Flows

(2)	Schedules: None.

(b)	Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)
3.2	By-laws. (1)
3.3	Amendment to Certificate of Incorporation. (4)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Form of Unit Purchase Option to be granted to Representative. (2)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Mark D. Chen. (1)
10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jennifer J. Weng. (1)
10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Christina Jun Mu. (1)
10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Kevin Kezhong Wu. (1)
10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Qiang Sean Wang. (1)
10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Hunter S. Reisner. (1)
10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and John H. Friedman. (1)
10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Francisco A. Garcia. (1)
10.9	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Super Castle Investments Limited. (1)
10.10	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.11	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)
10.12	Form of Letter Agreement between Beijing Kiview Real Estate Agency Co., Ltd. and Registrant regarding administrative support. (2)
10.13	Form of Promissory Note issued to each of Mark D. Chen, Christina Jun Mu and Kevin Kezhong Wu. (1)
10.14	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (3)
10.15
Subscription Agreement among the Registrant, Graubard Miller and each of Pantheon China Acquisition Limited, Christina Jun Mu, Kevin Kezhong Wu, John H. Friedman, Francisco A. Garcia and Hunter S. Reisner. (1)

10.16	Letter Agreement between the Registrant and Mark D. Chen, Jennifer J. Weng, Christina Jun Mu and Kevin Kezhong Wu. (3)

Exhibit No.	Description
10.17
Agreement and Plan of Merger, Conversion and Share Exchange dated as of November 3, 2008 by and between Pantheon, Pantheon Arizona Corp., China Cord Blood Services Corporation, Golden Meditech Company Limited, and the selling shareholders named therein. (5)

10.18
Put and Call Option Agreement dated December 10, 2008 by and between Pantheon, Modern Develop Limited, Mark D. Chen, Victory Park Credit Opportunities Master Fund, Ltd. and Victory Park Special Situations Master Fund, Ltd. (6)

10.19	Put and Call Option Agreement dated December 10, 2008 by and between Pantheon, Modern Develop Limited, Mark D. Chen and YA Global Investments, L.P. (6)
10.20	Amendment No. 1 to Investment Management Trust Agreement, dated as of December 14, 2008 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-136590), as originally filed on August 14, 2006.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-136590), as amended and filed on October 24, 2006.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-136590), as amended and filed on September 22, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-52275), filed on December 16, 2008.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-52275), filed on November 11, 2008.

(6)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-52275), filed on December 9, 2008 and as amended on December 11, 2008 and as further amended on December 15, 2008.

(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-52275), filed on March 26, 2009.

Pantheon China Acquisition Corp.

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pantheon China Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Pantheon China Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the amounts included in the cumulative columns in the consolidated statements of operations and cash flows for the period from April 10, 2006 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from April 10, 2006 (inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such period is based solely on the report of such auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors,  the financial statements referred to above present fairly, in all material respects, the financial position of Pantheon China Acquisition Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the amounts included in the cumulative columns in the statements of operations and cash flows for the period from April 10, 2006 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Pantheon China Acquisition Corp.'s internal control over financial reporting as of December 31, 2008 included in the “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that Pantheon China Acquisition Corp. will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company may face a mandatory liquidation by September 30, 2009 unless a business combination is consummated or prior to September 30, 2009 under certain circumstances.  The Company has a working capital deficiency without including funds held in trust.  These factors raise a substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address the Company’s ability to continue as a going concern are disclosed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGLADREY & PULLEN, LLP
New York, New York
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Pantheon China Acquisition Corp.

We have audited the statements of operations and cash flows of Pantheon China Acquisition Corp. for the period from April 10, 2006 (inception) to December 31, 2006 (not separately presented herein) and the statement of stockholders’ equity for the period from April 10, 2006 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pantheon China Acquisition Corp. for the period from April 10, 2006 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 29, 2007

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$18,863	$339,220
Short-term investments	-	145,270
Investments held in trust	28,839,727	33,659,431
Prepaid expenses	8,803	37,298

Current assets	28,867,393	34,181,219

Total assets	$28,867,393	$34,181,219

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$873,756	$23,713
Advances from Officers	213,166	38,910
Deferred underwriting discount and commission	345,000	345,000
Franchise tax payable	1,473	17,207
Deferred interest	330,600	182,265

Total liabilities	1,763,995	607,095

Commitments
Common stock subject to possible conversion of 1,149,425
shares at conversion value	6,546,225	6,546,225

Stockholders’ equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
25,000,000 shares authorized,
6,070,387 and 7,000,000 shares issued and outstanding
as of December 31, 2008 and 2007, respectively	607	700
Additional paid-in capital	21,315,719	26,631,712
Earnings (deficit) accumulated during the development stage	(759,153)	395,487

Total stockholders’ equity	20,557,173	27,027,899

Total liabilities and stockholders’ equity	$28,867,393	$34,181,219

See notes to consolidated financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Consolidated Statements of Operations

			Period from
	For the Year Ended	For the Year Ended	April 10, 2006 (inception)
	December 31, 2008	December 31, 2007	to December 31, 2008

Travel	$52,273	$185,422	$237,695
Consulting fees	-	58,157	58,157
Professional fees	1,227,594	65,244	1,292,838
Administrative management expense	90,045	90,000	184,545
Marketing expense	-	1,817	1,817
Other operating expenses	61,649	119,764	185,413
Insurance	26,204	27,903	54,107
Franchise taxes	25,540	30,187	77,068
Option related charges	245,600	-	245,600

Operating loss	(1,728,905)	(578,494)	(2,337,240)

Loss on investments	(28,014)	(50,980)	(78,994)
Dividend and interest income	8,633	24,895	33,769
Interest income on trust fund investment	593,646	997,744	1,623,312

(Loss) income before tax	(1,154,640)	393,165	(759,153)

Less: provision for income tax	-	-	-

Net (loss) income	$(1,154,640)	$393,165	$(759,153)
Weighted average shares outstanding	6,997,460	7,000,000
Basic and diluted net (loss) income per share	$(0.17)	$0.06

See notes to consolidated financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Consolidated Statements of Stockholders' Equity

				Earnings
				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity

Common shares issued April 10, 2006 at $0.02 per share	1,250,000	$125	$24,875	$-	$25,000

Sale of 5,750,000 units, net of underwriters' discount and offering expenses (includes 1,149,425 shares subject to possible conversion)	5,750,000	575	31,903,339	-	31,903,914

Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000

Proceeds subject to possible conversion of 1,149,425 shares	-	-	(6,546,225)	-	(6,546,225)

Proceeds from issuance of additional underwriting purchase option	-	-	100	-	100

Net income for the period	-	-	-	2,322	2,322

Balance at December 31, 2006	7,000,000	700	26,632,089	2,322	26,635,111

Net income for the year ended December 31, 2007	-	-	-	393,165	393,165

Additional expenses of public offering	-	-	(377)	-	(377)

Balance at December 31, 2007	7,000,000	700	26,631,712	395,487	27,027,899

Net loss for the year ended December 31, 2008	-	-	-	(1,154,640)	(1,154,640)

Option related charges	-	-	245,600	-	245,600

Distribution to converting shareholders (see Note 1)	(929,613)	(93)	(5,561,593)	-	(5,561,686)

Balance at December 31, 2008	6,070,387	$607	$21,315,719	$(759,153)	$20,557,173

See notes to consolidated financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Consolidated Statements of Cash Flows

	For the	For the	Period from April 10, 2006
	Year Ended	Year Ended	(inception)
	December 31, 2008	December 31, 2007	to December 31, 2008

Cash flows from operating activities:
Net (loss) income	$(1,154,640)	$393,165	$(759,153)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accrued interest income on investments held in trust	(741,982)	(1,172,034)	(1,953,913)
Loss on investments	28,014	50,980	78,994
Option related charges	245,600	-	245,600
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	28,495	(16,798)	(8,803)
Increase in accrued expenses	850,044	19,213	873,756
Increase (decrease) in accrued franchise taxes	(15,735)	(4,134)	1,473
Increase in deferred interest	148,335	174,289	330,600
Net cash used in operating activities	(611,869)	(555,319)	(1,191,446)

Cash flows from investing activities:
(Purchase) sale of short-term investments, net	117,256	(196,250)	(78,994)
Investments held in trust fund		-	(32,747,500)
Disbursement of investments held in trust	5,561,686	-	5,561,686
Disbursement of interest earned on investments held in the trust	-	300,000	300,000
Net cash provided by (used in) investing activities	5,678,942	103,750	(26,964,808)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from notes payable to stockholders	-	-	100,000
Repayment of notes payable to stockholders	-	(37,000)	(100,000)
Proceeds from advances from Officers	174,256	38,910	213,166
Gross proceeds from initial public offering	-	-	34,500,000
Proceeds from sale of insider warrants	-	-	1,250,000
Proceeds from issuance of underwriting purchase option	-	-	100
Payment of costs associated with offering	-	(131,256)	(2,251,463)
Payment to converting shareholders	(5,561,686)	0	(5,561,686)
Net cash (used in) provided by financing activities	(5,387,430)	(129,346)	28,175,117

Net (decrease) increase in cash	(320,357)	(580,915)	18,863
Cash at beginning of period	339,220	920,135	-
Cash at end of period	$18,863	$339,220	$18,863

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting discount & commission			$345,000

See notes to consolidated financial statements

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Consolidated Financial Statements

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

There is substantial doubt about the Company’s ability to continue as a going concern as a result of the requirement that the Company complete a business combination by September 30, 2009 or prior as disclosed below and as a result of a working capital deficiency as of December 31, 2008, as discussed in the following paragraph.

Prior to Pantheon’s filing of an amendment to its certificate of incorporation on December 14, 2008, the Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination by December 14, 2008.   On December 14, 2008 Pantheon held a special meeting of its stockholders to approve amending its Certificate of Incorporation to extend the deadline by which a business combination must be approved or Pantheon would be obligated to liquidate from December 14, 2008 to September 30, 2009, and provide conversion rights to the holders of up to 20% of its public shares (5,750,000 shares sold in the IPO) in connection with such vote to approve the amendment of its certificate of incorporation.  At the special meeting, the holders of a total of 4,857,699 shares voted in favor of the amendment to its charter and the granting of such conversion rights and the holders of 929,613 of Pantheon’s public shares perfected their conversion rights in connection therewith and the converting shareholders received approximately $5.6 million in cash.  Accordingly, on December 14, 2008 Pantheon filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware effecting the amendment approved by its stockholders.  As a result, if the Company has not completed a Business Combination by September 30, 2009, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In addition pursuant to the Put and Call Option Agreement (see below), Pantheon has agreed to effect a liquidation in accordance with Delaware law in the event the business combination with CCBS (see merger agreement below) is abandoned prior to exercise of either the Put and Call Option (see below) or if Modern elects not to extend the period of the call options.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).  The Company plans to address these matters by working toward completing a business combination (see merger agreement below) and funding its operations by obtaining advances from its Executive Officers and Directors and potentially from the Company with which it has signed a merger agreement.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On December 10, 2008, Pantheon entered into a Put and Call Option Agreement with Modern Develop Limited and YA Global and a separate Put and Call Option Agreement with Modern Develop Limited and Victory Park.  Modern Develop Limited, YA Global and Victory Park are all independent third parties.  YA Global and Victory Park acquired from several of Pantheon’s largest stockholders 4,547,399 shares of common stocks of Pantheon in the aggregate through negotiated private transactions.  Under the Put and Call Option Agreements, YA Global and Victory Park agreed to grant their proxies to Pantheon’s representatives in voting for the Extension Proposal.

Pursuant to the Put and Call Option Agreements, Modern has the right to purchase an aggregate of 4,547,399 shares of common stock of Pantheon from YA Global and Victory Park at an exercise price of $5.97 per share.  Modern’s call options have an initial term commencing on the date of the Agreements and ending on June 30, 2009, which may be extended to September 30, 2009, or on the record date of a business combination if not exercised sooner.  Modern paid an option fee for the initial term and in the event Modern elects to extend the call options it will be required to pay an additional extension option fee to YA Global and Victory Park, in each case pro rata to the number of shares held by the two investors.

In addition, Pantheon’s CEO transferred his rights, title and interest in 250,000 founder shares to Victor Park and YA Global.  Pursuant to SEC Staff Accounting Bulletin Topic 5T, the Company recorded an expense of $245,600 with an offseting credit to additional paid-in capital in connection with this transaction based upon managements estimate of the fair value of the shares utilizing a probability method.

Pursuant to the Put and Call Option Agreements, Pantheon has agreed to effect a liquidation in accordance with Delaware law in the event the business combination is abandoned prior to the exercise of the call option or if Modern elects not to extend the period of the call options.

All activity from April 10, 2006 (inception) through December 20, 2006 relates to the Company’s formation and initial public offering described below.  Subsequent to December 20, 2006, the Company has been seeking a business combination with an operating business as described below.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 14, 2006. The Company consummated the offering on December 20, 2006. Simultaneous to the consummation of the Offering, certain of the Company’s officers, directors and special advisors purchased an aggregate of 2,083,334 insider warrants from the Company in a private placement (the “Private Placement”) (Note 3). The insider warrants sold in the Private Placement were identical to the warrants underlying the units sold in the Offering, except that if the warrants are called for redemption, the insider warrants may be exercisable on a cashless basis, as described in Note 3 below. The Company received net proceeds from the Offering and the Private Placement of $33,153,914 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $32,747,500 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, Chief Executive Officer and President has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.      In addition Pantheon was allowed to withdraw and did withdraw $300,000 of interest earned on the trust account on December 31, 2007, to fund working capital.    Further, approximately $5.6 million was withdrawn from trust to pay shareholders electing to convert their shares in connection with the aforementioned special meeting of shareholders on December 14, 2008.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of outstanding shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares sold in the IPO may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the related interest earned has been classified as deferred interest in the accompanying December 31, 2008 and 2007 balance sheets.

Merger agreement
On November 3, 2008, the Company entered into an agreement and plan of merger, conversion and share exchange (“Merger Agreement”) with China Cord Blood Services Corporation (“CCBS”) and certain shareholders of CCBS, including Golden Meditech Company Limited (“Golden Meditech”, Stock Code: 8180.HK) (collectively, the “Selling Shareholders”). Pursuant to the Merger Agreement, following receipt of stockholder approval by both Pantheon and closing conditions defined in the agreement, Pantheon will complete a corporate reorganization that will result in holders of Pantheon securities holding securities in Pantheon Cayman Acquisition Corp. (“Pantheon Cayman”), a Cayman Islands exempted company formed as a result of a redomestication procedure, and the Selling Shareholders will exchange the outstanding shares of CCBS held by them for ordinary shares of Pantheon Cayman.

Shareholders owning approximately 94% of the outstanding shares of CCBS have entered into the Merger Agreement. Each remaining shareholder of CCBS may elect to participate in the proposed transactions on the same terms and conditions as the other Selling Shareholders. If all of the remaining shareholders of CCBS elect to participate in the proposed transaction, immediately after the closing of the proposed transaction, the Selling Shareholders will receive an aggregate of 57,851,240 Pantheon Cayman ordinary shares. In addition, pursuant to an earn-out provision in the Merger Agreement, Pantheon Cayman has agreed to issue, over a period of three years, warrants exercisable for up to 9,000,000 ordinary shares of Pantheon Cayman to CCBS’s senior management based on the percentage increase in the number of new subscribers during the relevant periods. Each warrant will be exercisable for one ordinary share of Pantheon Cayman at an exercise price equal to the lower of $5.00 and the market price on the date of issuance and has a term of five years.

Assuming no other CCBS shareholders elect to participate in the proposed transactions, immediately after the closing of the proposed transactions, Pantheon Cayman will have acquired 93.94% of the issued and outstanding ordinary shares of CCBS through the issuance of 54,345,104 Pantheon Cayman ordinary shares, or approximately 90% of the combined company. Following closing, Pantheon Cayman will change its name to China Cord Blood Corporation.

2	Summary of Significant Accounting Policies	The consolidated financial statements include the accounts of Pantheon China Acquisition Corp. and its wholly owned subsidiary Pantheon Arizona Corp. (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. The statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments. All short term investments have been classified as trading securities and are recorded at market value.

Investments held in trust are invested in the UBS Selected Treasury Institutional Fund which is accounted for as a trading security and recorded at market value.

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

The fair values of the Company’s assets and liabilities that are defined as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheets at December 31, 2008 and 2007.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Pursuant to the provisions as prescribed in SFAS 157, the Company categorizes its financial instruments into a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priorty to unobservable inputs (Level 3).  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets recorded at fair value on the Company’s consolidated balance sheets are categorized as follows:

Level 1: Unadjusted quoted prices for identical assets in an active market.

Level 2: Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the assets.  Level 2 inputs include the following:

● Quoted prices for similar assets in active market,
● Quoted prices for identical or similar assets in non-active markets,
● Inputs other than quoted market prices that are observable, and
● Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  They reflect management’s own assumption about the assumptions a market participant would use in pricing the asset.

The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of December 31, 2008:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Investments Held in Trust	$28,839,727	$28,839,727	$--	$--

Income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The effect of the 11,500,000 outstanding warrants issued in connection with the initial public offering, and 2,083,334 outstanding warrants issued in connection with the private placement have not been considered in diluted income per share calculations since such warrants are contingently exercisable.  The effects of the 500,000 units (representing 1,500,000 shares of common stock and equivalents) included in the underwriters’ option has not been considered in the calculation of diluted earnings per common share since the average market price of a unit through December 31, 2008 and 2007 was less than the exercise price per unit.

In December 2007, the FASB released SFAS 141(R), Business Combinations (revised 2007) (“SFAS 141 (R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the consolidated financial statements. Additionally, SFAS 141 (R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141 (R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of SFAS 141(R) to any acquisitions completed after January 1, 2009.

In December 2007, the FASB released SFAS 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which established accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will apply the provisions of SFAS 160 to any acquisitions completed after January 1, 2009 that result in a non-controlling interest.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its consolidated financial statements.

3.	Initial Public Offering
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

4.	Private Placement
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

5.	Investments Held in Trust	Reconciliation of investments held in trust as of December 31, 2008 is as follows:

			Period from
			April 10, 2006
			(inception) to
	December	December	December
	31, 2008	31, 2007	31, 2008
Investments held in trust, beginning of period:	$33,659,432	$32,787,398	$-
Contribution to trust	$-	$-	$32,747,500
Interest income received	$741,981	$1,172,034	$1,953,913
Withdrawal to fund operations (a)	$-	$(300,000)	$(300,000)
Distribution to converting shareholders on extension vote (b)	$(5,561,686)	$-	$(5,561,686)
Withdrawals to fund estimated taxes	$-	$-	$-
Balance at end of period	$28,839,727	$33,659,432	$28,839,727

(a) Amount is limited to $300,000.
(b) For shareholders who elected to convert their shares in the special meeting held in December 14, 2008.

6.	Notes Payable, Stockholders
The Company borrowed $100,000 from its Initial Stockholders, who are also officers and directors of the Company, in June 2006. The notes were non-interest-bearing and were paid following the consummation of the Offering from the net proceeds of the Offering.

7	RelatedParty Transactions
The advances from officers totalled $213,166 and $38,910 on December 31, 2008 and 2007, respectively.  None of these advances are interest bearing.  In November 2008, one of the Company’s directors advanced an aggregate of $115,482 to the Company, on a non-interest bearing basis, for payment of professional fees on the Company’s behalf.  The director also advanced another $40,000, on a non-interest bearing basis, to the Company to fund its working capital.

8.	Commitments
The Company presently occupies office space provided by Beijing Kiview Real Estate Agency Co., Ltd. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on December 14, 2006.  The statement of income includes administrative management expense of $90,045 and $90,000 relating to this agreement for the years ended December 31, 2008 and December 31, 2007, respectively, and $184,545 for the cumulative period from April 10, 2006 (inception) to December 31, 2008.

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

In connection with the Offering, the Company has agreed to pay the underwriters 1.0% of the underwriting discounts upon completion of its Business Combination, as described in Note 3 above. The Company has recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders’ equity.

9.	Preferred Stock
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

10.	Common Stock	At December 31, 2008 and 2007, 15,083,334 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

11.	Income Taxes	The components of the provision for income taxes are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Current:
Federal	$-	$-

Deferred:
Federal	-	-

Total provision for income taxes	$-	$-

The tax effect of temporary differences that give rise to the deferred tax assets is as follows:

	December 31,	December 31,
	2008	2007
Net operating loss carryforward	$98,226	$8,974
Unrealized losses on short-term investments	9,525	17,333
Expenses deferred for income tax purposes	684,954	189,314
Less valuation allowance	(792,705)	(215,621)
Net deferred tax asset	$-	$-

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

The effective tax rate differs from the statutory rate due to the following:

	December 31,	December 31,
	2008	2007
Statutory rate	34%	34%
Effect of tax free income	17%	(86	) %
Decrease (increase) in valuation allowance	(51)%	52%

Effective tax rate	-	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2009.

PANTHEON CHINA ACQUISITION CORP.

By:	/s/ Mark D. Chen
Mark D. Chen
Chairman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark D. Chen
Mark D. Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2009

/s/ Jennifer J. Weng
Jennifer J. Weng	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	March 31, 2009

/s/ Christina Jun Mu
Christina Jun Mu	Vice President and Director	March 31, 2009

/s/ Kevin Kezhong Wu
Kevin Kezhong Wu	Executive Vice President and Director	March 31, 2009