Form 10-K/A
period 2008-12-31
Pantheon China Acquisition Corp.
filed 2009-05-05
CIK 1367209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of Pantheon China Acquisition Corporation. (“Pantheon”) filed on March 31, 2009 (the “Original Filing”), is being filed for the purpose of correcting a typographical error in Part I, Item 1, Business with respect to the fee paid by Modern Develop Limited in connection with certain Put and Call Option Agreements as described therein.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed.  The filing of this Amendment shall not be deemed an admission that the Form 10-K, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the Original Filing, have been amended  and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2 and 32 hereto.

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

On December 10, 2008, the Pantheon entered into two Put and Call Option Agreements with Modern Develop Limited, an independent third party, and certain institutional investors relating to shares of its common stock that have been purchased through negotiated private transactions at approximately $5.97 per share.  Pursuant to the Put and Call Option Agreements, Modern has agreed to be obligated to purchase, and such institutional investors have agreed to be obligated to sell, an aggregate of 4,547,399 shares at an exercise price of $5.97 per share.  Modern's call options have an initial term commencing on the date of the Agreements and ending on June 30, 2009, which may be extended to September 30, 2009, or on the record date of a business combination if not exercised sooner.  Modern has paid an aggregate option fee of $2,501,070 for the initial term of the call options and in the event Modern elects to extend the call options it will pay an aggregate extension option fee of $1,931,280 to the institutional investors, in each case pro rata to the number of shares held by such investors.  Pursuant to the Put and Call Option Agreements, Pantheon has agreed to effect a liquidation in accordance with Delaware law in the event the proposed CCBS business combination is abandoned prior to exercise of either the Put or Call Pption or Modern elects not to extend the period of the call options.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May, 2009.

PANTHEON CHINA ACQUISITION CORP.

By:	/s/ Mark D. Chen
Mark D. Chen
Chairman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark D. Chen
Mark D. Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	May 5, 2009

/s/ Jennifer J. Weng
Jennifer J. Weng	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	May 5, 2009

/s/ Christina Jun Mu
Christina Jun Mu	Vice President and Director	May 5, 2009

/s/ Kevin Kezhong Wu
Kevin Kezhong Wu	Executive Vice President and Director	May 5, 2009