Form 10-Q
period 2009-03-31
Pantheon China Acquisition Corp.
filed 2009-05-15
CIK 1367209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐           Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ The registrant is not currently subject to the interactive data requirements of Rule 405 of Regulation S-T.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of May 13, 2009, there were 6,070,387 shares of Common Stock, $.0001 par value per share, outstanding.

Index to Form 10-Q

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash	$5,199	$18,863
Investments held in trust	28,853,895	28,839,727
Prepaid expenses	8,076	8,803

Current assets	28,867,170	28,867,393

Total assets	$28,867,170	$28,867,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses	$1,088,408	$873,756
Advances from Officers	279,598	213,166
Deferred underwriting discount and commission	345,000	345,000
Franchise tax payable	6,385	1,473
Deferred interest	333,978	330,600

Total liabilities	2,053,369	1,763,995

Commitments
Common stock subject to possible conversion of 1,149,425
shares at conversion value	6,546,225	6,546,225

Stockholders’ equity:
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued	-	-
Common stock, $.0001 par value
25,000,000 shares authorized,
6,070,387 shares issued and outstanding
as of March 31, 2009 and December 31, 2008	607	607
Additional paid-in capital	21,315,719	21,315,719
Deficit accumulated during the development stage	(1,048,750)	(759,153)

Total stockholders’ equity	20,267,576	20,557,173

Total liabilities and stockholders’ equity	$28,867,170	$28,867,393

The accompanying notes should be read in conjunction with
 these unaudited condensed consolidated financial statements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Consolidated Statements of Operations

	For the	For the	Period from
	Three Months Ended	Three Months Ended	April 10, 2006 (inception)
	March 31, 2009	March 31, 2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Travel	$3,551	$5,595	$241,246
Consulting fees	-	-	58,157
Professional fees	254,300	89,199	1,547,138
Administrative management expense	22,500	22,500	207,045
Marketing expense	-	-	1,817
Other operating expenses	5,880	18,657	191,293
Insurance	7,770	7,800	61,877
Franchise taxes	6,385	7,500	83,453
Option related charges	-	-	245,600

Operating loss	(300,386)	(151,251)	(2,637,626)

Loss on investments	-	(8,979)	(78,994)
Dividend and interest income	-	4,502	33,769
Interest income on trust fund investment	10,789	194,300	1,634,101

(Loss) income before tax	(289,597)	38,572	(1,048,750)

Less: provision for income tax	-	-	-

Net (loss) income	$(289,597)	$38,572	$(1,048,750)

Weighted average shares outstanding	6,070,387	7,000,000

Basic and diluted net (loss) income per share	$(0.05)	$0.01

The accompanying notes should be read in conjunction with
 these unaudited condensed consolidated financial statements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Consolidated Statement of Stockholders’ Equity

				Earnings
				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		paid-in	Development	Stockholders'
	Shares	Amount	capital	Stage	Equity

Common shares issued April 10, 2006 at $0.02 per share	1,250,000	$125	$24,875	$-	$25,000

Sale of 5,750,000 units, net of underwriters' discount and offering expenses (includes 1,149,425 shares subject to possible conversion)	5,750,000	575	31,903,339	-	31,903,914

Proceeds from issuance of insider warrants	-	-	1,250,000	-	1,250,000

Proceeds subject to possible conversion of 1,149,425 shares	-	-	(6,546,225)	-	(6,546,225)

Proceeds from issuance of additional underwriting purchase option	-	-	100	-	100

Net income for the period	-	-	-	2,322	2,322

Balance at December 31, 2006	7,000,000	700	26,632,089	2,322	26,635,111

Net income for the year ended December 31, 2007	-	-	-	393,165	393,165

Additional expenses of public offering	-	-	(377)	-	(377)

Balance at December 31, 2007	7,000,000	700	26,631,712	395,487	27,027,899

Net loss for the year ended December 31, 2008	-	-	-	(1,154,640)	(1,154,640)

Option related charges	-	-	245,600	-	245,600

Distribution to converting shareholders (see Note 1)	(929,613)	(93)	(5,561,593)	-	(5,561,686)

Balance at December 31, 2008	6,070,387	607	21,315,719	(759,153)	20,557,173

Unaudited net loss for three months ended March 31, 2009	-	-	-	(289,597)	(289,597)

Balance at March 31, 2009	6,070,387	$607	$21,315,719	$(1,048,750)	$20,267,576

The accompanying notes should be read in conjunction with
 these unaudited condensed consolidated financial statements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Condensed Consolidated Statements of Cash Flows

	For the	For the	Period from
	Three Months Ended	Three Months Ended	April 10, 2006 (inception)
	March 31, 2009	March 31, 2008	to March 31, 2009
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(289,597)	$38,572	$(1,048,750)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accrued interest income on investments held in trust	(14,168)	(242,845)	(1,968,081)
Loss on investments	-	8,979	78,994
Option related charges	-	-	245,600
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	727	20,982	(8,076)
Increase in accrued expenses	214,652	50,178	1,088,408
Increase (decrease) in accrued franchise taxes	4,912	(9,707)	6,385
Increase in deferred interest	3,378	48,545	333,978
Net cash used in operating activities	(80,096)	(85,296)	(1,271,542)

Cash flows from investing activities:
Purchase of short-term investments, net	-	(65,169)	(78,994)
Investments held in trust fund	-	(99,000)	(32,747,500)
Disbursement of investments held in trust	-	-	5,561,686
Disbursement of interest earned on investments held in the trust	-	-	300,000
Net cash used in investing activities	-	(164,169)	(26,964,808)

Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	-	-	25,000
Proceeds from notes payable to stockholders	-	-	100,000
Repayment of notes payable to stockholders	-	-	(100,000)
Proceeds from (repayment of) advances from Officers	66,432	(25,382)	279,598
Gross proceeds from initial public offering	-	-	34,500,000
Proceeds from sale of insider warrants	-	-	1,250,000
Proceeds from issuance of underwriting purchase option	-	-	100
Payment of costs associated with offering	-	-	(2,251,463)
Payment to converting shareholders	-	-	(5,561,686)
Net cash provided by (used in) financing activities	66,432	(25,382)	28,241,549

Net (decrease) increase in cash	(13,664)	(274,847)	5,199
Cash at beginning of period	18,863	339,220	-
Cash at end of period	$5,199	$64,373	$5,199

Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting discount & commission			$345,000

The accompanying notes should be read in conjunction with
these unaudited condensed consolidated financial statements.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Business Operations
Pantheon China Acquisition Corp. was incorporated in Delaware on April 10, 2006 as a blank check company whose objective is to acquire, through a stock exchange, asset acquisition or other similar business combination, an operating business, or control such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China.

The unaudited condensed consolidated financial statements include the accounts of Pantheon China Acquisition Corp. and its wholly owned subsidiary Pantheon Arizona Corp. (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements at March 31, 2009 and for the periods ended March 31, 2009 and 2008 are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations and its cash flows for the three months ended March 31, 2009, the three months ended March 31, 2008 and for the period from April 10, 2006 (inception) to March 31, 2009 and its changes in stockholders’ equity for the three months ended March 31, 2009 and for the period from April 10, 2006 (inception) through March 31, 2009.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009, as amended on May 5, 2009.  The December 31, 2008 balance sheet and the statement of stockholders’ equity for the period ended December 31, 2006 and the years ended December 31, 2007 and 2008 have been derived from these audited financial statements.  The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2008 audited financial statements.

All activity from April 10, 2006 (inception) through December 20, 2006 related to the Company’s formation and initial public offering described below.  Subsequent to December 20, 2006, the Company has been seeking a business combination with an operating business.  On November 3, 2008, the Company entered into a merger agreement, the details of which are described in further detail below.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

There is substantial doubt about the Company’s ability to continue as a going concern as a result of the requirement that the Company complete a business combination by September 30, 2009 or prior as disclosed below and as a result of a working capital deficiency as of March 31, 2009, as discussed in the following paragraph.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on December 14, 2006. The Company consummated the offering on December 20, 2006. Concurrently with to the consummation of the Offering, certain of the Company’s officers, directors and special advisors purchased an aggregate of 2,083,334 insider warrants from the Company in a private placement (the “Private Placement”) (Note 3). The insider warrants sold in the Private Placement were identical to the warrants underlying the units sold in the Offering, except that if the warrants are called for redemption, the insider warrants may be exercisable on a cashless basis, as described in Note 3 below. The Company received net proceeds from the Offering and the Private Placement of $33,153,914 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the People’s Republic of China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the over-allotment option, an amount of $32,747,500 of the net proceeds was deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, such funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman of the Board, Chief Executive Officer and President has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.      In addition Pantheon was allowed to withdraw and did withdraw $300,000 of interest earned on the trust account on December 31, 2007, to fund working capital.    Further, approximately $5.6 million was withdrawn from trust to pay shareholders electing to convert their shares in connection with the special meeting of shareholders on December 14, 2008 described below.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

Prior to Pantheon’s filing of an amendment to its certificate of incorporation on December 14, 2008, the Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination by December 14, 2008.   On December 14, 2008, Pantheon held a special meeting of its stockholders to approve amending its Certificate of Incorporation to extend the deadline by which a business combination must be approved or Pantheon would be obligated to liquidate from December 14, 2008 to September 30, 2009, and provide conversion rights to the holders of up to 20% of its public shares (5,750,000 shares sold in the IPO) in connection with such vote to approve the amendment of its certificate of incorporation.  At the special meeting, the holders of a total of 4,857,699 shares voted in favor of the amendment to its charter and the granting of such conversion rights and the holders of 929,613 of Pantheon’s public shares perfected their conversion rights in connection therewith and the converting shareholders received approximately $5.6 million in cash.  Accordingly, on December 14, 2008 Pantheon filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware effecting the amendment approved by its stockholders.  As a result, if the Company has not completed a Business Combination by September 30, 2009, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In addition pursuant to the Put and Call Option Agreement (see below), Pantheon has agreed to effect a liquidation in accordance with Delaware law in the event the business combination with CCBS (see merger agreement below) is abandoned prior to exercise of either the Put and Call Option (see below) or if Modern elects not to extend the period of the call options.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).  The Company plans to address these matters by working toward completing a business combination (see merger agreement below) and funding its operations by obtaining advances from its Executive Officers and Directors and potentially from the company with which it has signed a merger agreement.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

On December 10, 2008, Pantheon entered into a Put and Call Option Agreement with Modern Develop Limited and YA Global and a separate Put and Call Option Agreement with Modern Develop Limited and Victory Park.  Modern Develop Limited, YA Global and Victory Park are all independent third parties.  YA Global and Victory Park acquired from several of Pantheon’s largest stockholders 4,547,399 shares of common stocks of Pantheon in the aggregate through negotiated private transactions.  Under the relevant purchase agreements, Pantheon’s representatives were given proxies over such shares in voting for the Extension Proposal.

Pursuant to the Put and Call Option Agreements, Modern has the right to purchase an aggregate of 4,547,399 shares of common stock of Pantheon from YA Global and Victory Park at an exercise price of $5.97 per share.  Modern’s call options have an initial term commencing on the date of the Agreements and ending on June 30, 2009, and may be extended to September 30, 2009 or on the record date of a business combination if not exercised sooner.  Modern paid an option fee for the initial term and in the event Modern elects to extend the call options it will be required to pay an additional extension option fee to YA Global and Victory Park, in each case pro rata to the number of shares held by the two investors.

In addition, Pantheon’s CEO agreed to transfer his right, title and interest in 250,000 founder shares to Victory Park and YA Global.  Pursuant to SEC Staff Accounting Bulletin Topic 5T, the Company recorded an expense of $245,600 with an offsetting credit to additional paid-in capital in connection with this transaction based upon management’s estimate of the fair value of the shares utilizing a probability method.

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

Notes to Unaudited Condensed Consolidated Financial Statements

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of outstanding shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares sold in the IPO may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the related interest earned (net of the amounts permitted to be withdrawn for working capital) has been classified as deferred interest in the accompanying March 31, 2009 and December 31, 2008 balance sheets.

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

Notes to Unaudited Condensed Consolidated Financial Statements

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

2.	Summary of Significant Accounting Policies
Pursuant to the provisions as prescribed in SFAS 157, the Company categorizes its financial instruments into a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of March 31, 2009:

	March 31, 2009
	Total	Level 1	Level 2	Level 3

Investments Held in Trust	$28,853,895	$28,853,895	$--	$--

Income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The effect of the 11,500,000 outstanding warrants issued in connection with the initial public offering, and 2,083,334 outstanding warrants issued in connection with the private placement have not been considered in diluted income per share calculations since such warrants are contingently exercisable.  The effects of the 500,000 units (representing 1,500,000 shares of common stock and equivalents) included in the underwriters’ option has not been considered in the calculation of diluted earnings per common share since the average market price of a unit through March 31, 2009 and December 31, 2008 was less than the exercise price per unit.

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

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The adoption of EITF 07-5 did not have a material effect on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

The Company paid the underwriters in the Offering an underwriting discount of 5.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the underwriters have agreed that a portion of the underwriting discount amounting to 1.0% of the gross proceeds of the offering will not be payable unless and until the Company completes a Business Combination and has waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. Approximately $345,000 is being held in the Trust Account as deferred underwriting discount.

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

Notes to Unaudited Condensed Consolidated Financial Statements

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

5.	Investments Held in Trust	Reconciliation of investments held in trust as of March 31, 2009 is as follows:

	For the Three Months Ended	Period from April 10, 2006 (inception) to
	March 31, 2009	March 31, 2009
Investments held in trust, beginning of period:	$28,839,727	$-
Contribution to trust	$-	$32,747,500
Interest income received	$14,168	$1,968,081
Withdrawal to fund operations (a)	$-	$(300,000)
Distribution to converting shareholders on extension vote (b)	$	$(5,561,686)
Withdrawals to fund estimated taxes	$-	$-
Balance at end of period	$28,853,895	$28,853,895

(a) Amount is limited to $300,000.
(b) For shareholders who elected to convert their shares in the special meeting held in December 14, 2008.

6.	Related Party Transactions
The advances from officers totaled $279,598 and $213,166 on March 31, 2009 and December 31, 2008, respectively.  None of these advances is interest bearing.

The CEO of Pantheon agreed to transfer his right, title and interest in 250,000 founder shares in connection with the option agreement (see Note 1).

Pantheon China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

7.	Commitments
The Company presently occupies office space provided by Beijing Kiview Real Estate Agency Co., Ltd. Such entity has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such entity $7,500 per month for such services commencing on December 14, 2006.  The statement of income includes administrative management expense of $22,500 relating to this agreement for the three months ended March 31, 2009 and 2008, and $207,045 for the cumulative period from April 10, 2006 (inception) to March 31, 2009.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Condensed Financial Statements and footnotes thereto contained in this report.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the public offering and the private sale were approximately $33,153,914, of which $32,747,500 was deposited into a trust fund and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through March 31, 2009, we have used approximately $1,050,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit less amounts allowed to be withdrawn for working capital and amount distributed in connection with the December 14, 2008 special meeting, in the trust fund earning interest. As of March 31, 2009, there was $28,853,895 held in the trust fund.

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

As of the date of this Quarterly Report, shareholders of CCBS holding approximately 93.94% of the outstanding shares of CCBS had become Selling Shareholders.

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

Results of Operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008

For the three months ended March 31, 2009, we had a net loss of $289,597 derived from interest income of $10,789 offset by $3,551 for travel expenses, $254,300 for professional fees, $22,500 for administrative management fees, $5,880 for other operating expenses, $7,770 for director and officer liability insurance and $6,385 in Delaware franchise taxes.

For the three months ended March 31, 2008, we had a net income of $38,572 derived from interest income of $198,802 offset by $5,595 for travel expenses, $89,199 for professional fees, $22,500 for administrative management fees, $18,657 for other operating expenses, $7,800 for director and officer liability insurance, $7,500 in Delaware franchise taxes and $8,979 for unrealized loss of short-term investments.

For the period from April 10, 2006 (inception) to March 31, 2009, we had a net loss of $1,048,750 derived from interest income of $1,667,870 offset by $241,246 for travel expenses, $58,157 for consulting fees, $1,547,138 for professional fees, $207,045 for administrative management fees, $1,817 for marketing expenses, $191,293 for other operating expenses, $61,877 for director and officer liability insurance, $83,453 in Delaware franchise taxes, $245,600 in option related charges, and $78,994 for unrealized loss of short-term investments.

Professional fees increased $165,101 from $89,199 for the three months ended March 31, 2008 to $254,300 for the three months ended March 31, 2009.  The increase is mainly due to higher service fees charged by the law firms and the accounting firm as a result of increased services provided for business combination and related matters.

Interest income decreased $183,511 from $194,300 for the three months ended March 31, 2008 to $10,789 for the three months ended March 31, 2009.  The decrease is due to decline in investment returns as a result of general capital market contraction.

Liquidity and Capital Resources

We had $5,199 of cash at March 31, 2009, excluding deferred underwriter discounts and commission, and deferred interest.

As discussed in Note 1 to the Company’s consolidated financial statements there is substantial doubt about the Company’s ability to continue as a going concern as a result of the requirement that the Company complete a business combination by September 30, 2009, the extended deadline approved in the special meeting of its stockholders held on December 14, 2008, or prior to September 30, 2009 as disclosed in Note 1, and as a result of a working capital deficiency as of March 31, 2009, as discussed in the following paragraph.

Prior to Pantheon’s filing of an amendment to its certificate of incorporation on December 14, 2008, the Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination by December 14, 2008.   On December 14, 2008, Pantheon held a special meeting of its stockholders to approve amending its Certificate of Incorporation to extend the deadline by which a business combination must be approved or Pantheon would be obligated to liquidate from December 14, 2008 to September 30, 2009, and provide conversion rights to the holders of up to 20% of its public shares in connection with such vote to approve the amendment of its certificate of incorporation.  At the special meeting, the holders of a total of 4,857,699 shares voted in favor of the amendment to its charter and the granting of such conversion rights and the holders of 929,613 of Pantheon’s public shares perfected their conversion rights in connection therewith and the converting shareholders received approximately $5.6 million in cash.  Accordingly, Pantheon paid approximately $5.6 million in cash from Trust to the converting shareholders.  On December 14, 2008, Pantheon filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware effecting the amendment approved by its stockholders.  As a result, if the Company has not completed a Business Combination by September 30, 2009, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3 to the consolidated financial statements).  In addition, the Company does not have sufficient working capital to fund its operations through September 30, 2009.  The Company plans to address these matters by entering into a business combination and funding its operations by obtaining advances from its Executive Officers and Directors and potentially from CCBS.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 2 to the consolidated financial statements for more information.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

ITEM 4T.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

As a smaller reporting company we are not required to include this information.

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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a) Exhibits:

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2009	PANTHEON CHINA ACQUISITIONCORP.

/s/ Mark D. Chen
Mark D. Chen
Chairman, Chief Executive Officer and President

/s/ Jennifer J. Weng
Jennifer J. Weng
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002