Form 10-K/A
period 2008-12-31
Pantheon China Acquisition Corp.
filed 2009-05-19
CIK 1367209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 (this "Amendment") to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of Pantheon China Acquisition Corp. (“Pantheon”) filed on March 31, 2009 (the “Original Filing”), is being filed for the purpose of updating the financial information in Part II, Item 8, Financial Statements and Supplementary Data by replacing the fiscal year ended December 31, 2008 financial statements and notes thereto.

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

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the Original Filing, have been amended  and refiled as of the date of this Amendment No. 2 and are included as Exhibits 31.1, 31.2 and 32 hereto.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are attached hereto beginning  with page F-1.

1

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

2

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

3

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

/s/ GOLDSTEIN GOLUB KESSLER LLP
Goldstein Golub Kessler LLP
New York, New York
March 29, 2007

PANTHEON CHINA ACQUISITION CORP.
(A Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$18,863	$339,220
Short-term investments	—	145,270
Investments held in trust	28,839,727	33,659,431
Prepaid expenses	8,803	37,298
Current assets	28,867,393	34,181,219
Total assets	$28,867,393	$34,181,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$873,756	$23,713
Advances from Officers	213,166	38,910
Deferred underwriting discount and commission	345,000	345,000
Franchise tax payable	1,473	17,207
Deferred interest	330,600	182,265
Total liabilities	1,763,995	607,095
Commitments
Common stock subject to possible conversion of 1,149,425 shares at conversion value	6,546,225	6,546,225
Stockholders’ equity:
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value 25,000,000 shares authorized, 6,070,387 and 7,000,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	607	700
Additional paid-in capital	21,315,719	26,631,712
Earnings (deficit) accumulated during the development stage	(759,153)	395,487
Total stockholders’ equity	20,557,173	27,027,899
Total liabilities and stockholders’ equity	$28,867,393	$34,181,219

See notes to consolidated financial statements

PANTHEON CHINA ACQUISITION CORP.
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Period from April 10, 2006 (Inception) to December 31, 2008
Travel	$52,273	$185,422	$237,695
Consulting fees	—	58,157	58,157
Professional fees	1,227,594	65,244	1,292,838
Administrative management expense	90,045	90,000	184,545
Marketing expense	—	1,817	1,817
Other operating expenses	61,649	119,764	185,413
Insurance	26,204	27,903	54,107
Franchise taxes	25,540	30,187	77,068
Option related charges	245,600	—	245,600
Operating loss	(1,728,905)	(578,494)	(2,337,240)
Loss on investments	(28,014)	(50,980)	(78,994)
Dividend and interest income	8,633	24,895	33,769
Interest income on trust fund investment	593,646	997,744	1,623,312
(Loss) income before tax	(1,154,640)	393,165	(759,153)
Less: provision for income tax	—	—	—
Net (loss) income	$(1,154,640)	$393,165	$(759,153)
Weighted average shares outstanding	6,997,460	7,000,000
Basic and diluted net (loss) income per share	$(0.17)	$0.06

See notes to consolidated financial statements

PANTHEON CHINA ACQUISITION CORP.
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Amount	Additional Paid-In Capital	Earnings (Deficit) Accumulated During the Development Stage	Stockholders’ Equity
Common shares issued April 10, 2006 at $0.02 per share	1,250,000	$125	$24,875	$—	$25,000
Sale of 5,750,000 units, net of underwriters' discount and offering expenses (includes 1,149,425 shares subject to possible conversion)	5,750,000	575	31,903,339	—	31,903,914
Proceeds from issuance of insider warrants	—	—	1,250,000	—	1,250,000
Proceeds subject to possible conversion of 1,149,425 shares	—	—	(6,546,225)	—	(6,546,225)
Proceeds from issuance of additional underwriting purchase option	—	—	100	—	100
Net income for the period	—	—	—	2,322	2,322
Balance at December 31, 2006	7,000,000	700	26,632,089	2,322	26,635,111
Net income for the year ended December 31, 2007	—	—	—	393,165	393,165
Additional expenses of public offering	—	—	(377)	—	(377)
Balance at December 31, 2007	7,000,000	700	26,631,712	395,487	27,027,899
Net loss for the year ended December 31, 2008	—	—	—	(1,154,640)	(1,154,640)
Option related charges	—	—	245,600	—	245,600
Distribution to converting shareholders (see Note 1)	(929,613)	(93)	(5,561,593)	—	(5,561,686)
Balance at December 31, 2008	6,070,387	$607	$21,315,719	$(759,153)	$20,557,173

See notes to consolidated financial statements

PANTHEON CHINA ACQUISITION CORP.
(A Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Period from April 10, 2006 (Inception) to December 31, 2008
Cash flows from operating activities:
Net (loss) income	$(1,154,640)	$393,165	$(759,153)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Accrued interest income on investments held in trust	(741,982)	(1,172,034)	(1,953,913)
Loss on investments	28,014	50,980	78,994
Option related charges	245,600	—	245,600
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	28,495	(16,798)	(8,803)
Increase in accrued expenses	850,044	19,213	873,756
Increase (decrease) in accrued franchise taxes	(15,735)	(4,134)	1,473
Increase in deferred interest	148,335	174,289	330,600
Net cash used in operating activities	(611,869)	(555,319)	(1,191,446)
Cash flows from investing activities:
(Purchase) sale of short-term investments, net	117,256	(196,250)	(78,994)
Investments held in trust fund		—	(32,747,500)
Disbursement of investments held in trust	5,561,686	—	5,561,686
Disbursement of interest earned on investments held in the trust	—	300,000	300,000
Net cash provided by (used in) investing activities	5,678,942	103,750	(26,964,808)
Cash flows from financing activities:
Proceeds from sale of shares of common stock to founding stockholders	—	—	25,000
Proceeds from notes payable to stockholders	—	—	100,000
Repayment of notes payable to stockholders	—	(37,000)	(100,000)
Proceeds from advances from Officers	174,256	38,910	213,166
Gross proceeds from initial public offering	—	—	34,500,000
Proceeds from sale of insider warrants	—	—	1,250,000
Proceeds from issuance of underwriting purchase option	—	—	100
Payment of costs associated with offering	—	(131,256)	(2,251,463)
Payment to converting shareholders	(5,561,686)	0	(5,561,686)
Net cash (used in) provided by financing activities	(5,387,430)	(129,346)	28,175,117
Net (decrease) increase in cash	(320,357)	(580,915)	18,863
Cash at beginning of period	339,220	920,135	—
Cash at end of period	$18,863	$339,220	$18,863
Supplemental schedule of non-cash financing activities:
Accrual of deferred underwriting discount & commission			$345,000

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

On December 10, 2008, Pantheon entered into a Put and Call Option Agreement with Modern Develop Limited and YA Global and a separate Put and Call Option Agreement with Modern Develop Limited and Victory Park. Modern Develop Limited, YA Global and Victory Park are all independent third parties. YA Global and Victory Park acquired from several of Pantheon’s largest stockholders 4,547,399 shares of common stocks of Pantheon in the aggregate, through negotiated private transactions, at approximately $5.97 per share. Pantheon believes that the purchase prices reflected a $0.00 to $0.03 discount (varying from seller to seller) on the anticipated $5.97 per share liquidation amount, depending on, among other things, when the shares where transferred, the seller’s cost of capital and how long the liquidation of Pantheon would have been expected to take. Under the agreements with Pantheon’s selling stockholders, Pantheon’s representatives were granted such selling stockholders’ irrevocable proxy in voting for the Extension Proposal.

Pursuant to the Put and Call Option Agreements, Modern has the right to purchase an aggregate of 4,547,399 shares of common stock of Pantheon from YA Global and Victory Park at an exercise price of $5.97 per share. Modern’s call options have an initial term commencing on the date of the Agreements and

PANTHEON CHINA ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations  – (continued)

ending on June 30, 2009, which may be extended to September 30, 2009, or on the record date of a business combination if not exercised sooner. Modern paid an option fee for the initial term and in the event Modern elects to extend the call options it will be required to pay an additional extension option fee to YA Global and Victory Park, in each case pro rata to the number of shares held by the two investors. The option fee of $2,501,070 in the aggregate for the initial term is equivalent to approximately $0.55 per share. If Modern chooses to exercise its call option on or before June 30, 2009, Modern will pay a total of $29,649,042 for the 4,547,399 shares which is equivalent to approximately $6.52 per share. If Modern chooses to pay an additional extension option fee of $1,931,280 (which is equivalent to approximately $0.42 per share) and exercise the call options during the extension period, Modern will pay a total of $31,580,322 for the 4,547,399 shares or $6.94 per share. Due to the fact that none of YA Global, Victory Park nor Modern are obligated to vote in favor of the Redomestication or Business Combination, stockholders should not view these arrangements as indicative that the Redomestication or Business Combination will be approved. The percentage of the IPO shares remaining outstanding subject to the Put and Call Option Agreements is, however, approximately 94.3%, which correspondingly gives each of YA Global, Victory Park or Modern (to the extent it exercises its call option with YA Global or Victory Park) the ability to block the Redomestication and Business Combination should any of them seek to convert more than 1,149,999 of the shares subject to the Put and Call Option Agreements, and only 272,988 IPO shares remain outstanding that are not subject to such agreements. While Pantheon believes that it is unlikely that Modern would allow its pre-paid options to expire unexercised, and expects the transactions under the Put and Call Agreements will be consummated, it cannot predict whether Modern would vote in favor of the proposals to be considered at the Special Meeting or seek conversion if such transactions are consummated. Given the likelihood of Modern’s exercise of its options with YA Global and Victory Park, Pantheon does not expect Golden Meditech to be required to make any purchases of its stock pursuant to the obligation to do so contained in the Acquisition Agreement (as defined below).

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

1. Organization and Business Operations  – (continued)

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

1. Organization and Business Operations  – (continued)

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

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date

PANTHEON CHINA ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 Summary of Significant Accounting Policies  – (continued)

of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Level 2:  Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the assets. Level 2 inputs include the following:

•	Quoted prices for similar assets in active market,
•	Quoted prices for identical or similar assets in non-active markets,
•	Inputs other than quoted market prices that are observable, and
•	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

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

The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of December 31, 2008:

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Investments Held in Trust	$28,839,727	$28,839,727	$—	$—

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

In December 2007, the FASB released SFAS 141(R), Business Combinations (revised 2007) ( “SFAS 141 (R)” ), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the consolidated financial statements. Additionally, SFAS

PANTHEON CHINA ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 Summary of Significant Accounting Policies  – (continued)

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

3. Initial Public Offering

On December 20, 2006, the Company sold 5,750,000 units (“Units”), including 750,000 Units relating to the underwriters’ over-allotment option, in the Offering at an offering price of $6.00. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or December 14, 2007 and expiring December 13, 2010. The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to

PANTHEON CHINA ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Initial Public Offering – (continued)

maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Representative to purchase 500,000 Units at an exercise price of $6.60 per Unit. The Units issuable upon exercise of the Option are identical to the Units sold in the Offering. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as a cost of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Option is approximately $1,440,951 ($2.88 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 52.0%, (2) risk-free interest rate of 4.90% and (3) expected life of 5 years. The Option may be exercised for cash or on a `cashless` basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the Option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Option or the Warrants underlying the Option. The holder of the Option will not be entitled to exercise the Option or the Warrants underlying the Option unless a registration statement covering the securities underlying the Option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless. The Warrants underlying the Option Units are exercisable at the same price as the Public Warrants.

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

PANTHEON CHINA ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Investments Held in Trust

Reconciliation of investments held in trust as of December 31, 2008 is as follows:

	December 31, 2008	December 31, 2007	Period from April 10, 2006 (Inception) to December 31, 2008
Investments held in trust, beginning of period:	$33,659,432	$32,787,398	$—
Contribution to trust	$—	$—	$32,747,500
Interest income received	$741,981	$1,172,034	$1,953,913
Withdrawal to fund operations(a)	$—	$(300,000)	$(300,000)
Distribution to converting shareholders on extension vote(b)	$(5,561,686)	$—	$(5,561,686)
Withdrawals to fund estimated taxes	$—	$—	$—
Balance at end of period	$28,839,727	$33,659,432	$28,839,727

(a)	Amount is limited to $300,000.
(b)	For shareholders who elected to convert their shares in the special meeting held in December 14, 2008.

6. Notes Payable, Stockholders

The Company borrowed $100,000 from its Initial Stockholders, who are also officers and directors of the Company, in June 2006. The notes were non-interest-bearing and were paid following the consummation of the Offering from the net proceeds of the Offering.

7 Related Party Transactions

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

The Initial Stockholders and holders of the Insider Warrants (or underlying securities) will be entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities), as the case may be. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to

PANTHEON CHINA ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments  – (continued)

demand that the Company register such securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

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

PANTHEON CHINA ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Current:
Federal	$—	$—
Deferred:
Federal	—	—
Total provision for income taxes	$—	$—

The tax effect of temporary differences that give rise to the deferred tax assets is as follows:

	December 31, 2008	December 31, 2007
Net operating loss carryforward	$98,226	$8,974
Unrealized losses on short-term investments	9,525	17,333
Expenses deferred for income tax purposes	684,954	189,314
Less valuation allowance	(792,705)	(215,621)
Net deferred tax asset	$—	$—

In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

The effective tax rate differs from the statutory rate due to the following:

	December 31, 2008	December 31, 2007
Statutory rate	34%	34%
Effect of tax free income	17%	(86)%
Decrease (increase) in valuation allowance	(51)%	52%
Effective tax rate	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of May, 2009.

PANTHEON CHINA ACQUISITION CORP.

By:	/s/ Mark D. Chen
Mark D. Chen
Chairman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark D. Chen
Mark D. Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	May 19, 2009

/s/ Jennifer J. Weng
Jennifer J. Weng	Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	May 19, 2009

/s/ Christina Jun Mu
Christina Jun Mu	Vice President and Director	May 19, 2009

4